Form 10KSB
period 2006-12-31
Tropical PC, Inc.
filed 2007-02-20
CIK 1372200

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                       Commission file number:  000-52171

                             Tropical PC, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         20-5220693
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)


             1107 E. Desert Inn Road, #5, Las Vegas, NV  89109
   --------------------------------------------------------------------
                (Address of principal executive offices)

                              (702) 733-9361
                       ---------------------------
                       (Issuer's telephone number)


Securities registered under Section 12(g) of the Securities Exchange Act of 1934: None; report is filed pursuant to Section 15D.

Title of each class                    Name of each exchange on which
                                       registered
-------------------                    ------------------------------
None                                   None

                          Common Stock, par value $0.001
                          ------------------------------
                                 (Title of class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)           Yes [ ]     No [X]

State the issuer's income for its most recent fiscal year (ending December 31,
2006):  $1,424.00

The issuer's stock is not trading on any stock exchange.

Transitional Small Business Disclosure Format (Check one):

                                             Yes [ ]     No [X]

Number of shares of common stock outstanding as of February 19, 2007: 8,100,000 shares common stock

Number of shares of preferred stock outstanding as of February 19, 2007:  None

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................10
    Item 3.  Legal Proceedings.............................................10
    Item 4.  Submission of Matters to a Vote of Security Holders...........10

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......11
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....12
    Item 7.  Financial Statements..........................................14
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................15
    Item 8a. Controls and Procedures.......................................15


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................16
    Item 10. Executive Compensation........................................17
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................20
    Item 12. Certain Relationships and Related Transactions................21
    Item 13. Exhibits and Reports on Form 8-K..............................21
    Item 14. Principal Accountant Fees and Services........................22


SIGNATURES   ..............................................................23

                           Forward-Looking Statements


This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Tropical PC, Inc. ("Tropical" or "the Company") was incorporated under the laws of the State of Nevada on September 22, 2004, under the name Tropical PC, Inc.

On October 31, 2006, Tropical PC, Inc., a Nevada corporation and DEZ,
Inc., ("DEZ") a Nevada corporation entered into an Acquisition Agreement and Plan of Merger (the "Merger Agreement") whereby Tropical acquired all the outstanding shares of common stock of DEZ from its sole stockholder in an exchange for $5,000 cash in a transaction where Tropical is the successor corporation. The Merger was approved by the unanimous consent of the Board of Directors of Tropical on October 30, 2006.

Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, Tropical is the successor issuer to DEZ for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act"). The purpose of this transaction was for Tropical to succeed to the registration status of DEZ under the Exchange Act pursuant to Rule 12g-3.
DEZ, a reporting company was not engaged in any business. DEZ was incorporated for the purpose of becoming a fully reporting company and subsequently finding a merger candidate.


TROPICAL  BUSINESS
------------------

Tropical PC, Inc. was incorporated in Nevada on February 2, 2002. Tropical PC provides pest control management for residential and commercial properties.

Pest control workers treat residential and commercial properties with chemicals and mechanical traps to get rid of rodents, insects, and other common pests. They make periodic visits to their clients' properties to make sure they remain pest-free. They may also control diseases and pests that attack lawns, shrubs, and other outdoor vegetation.

Pest Control Business
---------------------

The majority of pest control workers are employed as exterminators or pest control technicians. These workers travel to homes, restaurants, hotels, food stores, warehouses and other places where pests are likely to live and breed. Before starting on their route, they load their truck with pesticides, sprayers, and other necessary equipment and obtain route slips from company offices showing the customers' names and address, services to be performed, and inspection comments. Once at the residence to be serviced, they first inspect the premises for rodent droppings, physical damage from insects and other signs of infestation. They then apply chemical sprays for flies, roaches, beetles, silverfish, and other household insects in cracks in floors and walls, under sinks, and in other place that provide shelter for these pests, Mechanical traps are set for rodents, and poisonous bait is left form them in areas where it will not contaminate food supplies or endanger children.

Sometimes the pest infestation in a house requires the pest control worker to resort to fogging, which involves using a vapor that contains a very small amount of pesticide. This fog penetrates the different places where pests hide. Before fogging, the homeowners must leave for a short while, taking any pets with them. The pest control worker then begins to spray an amount of pesticide which is fine enough not to leave deposits on fabrics or flat surfaces. He or she wears a mask or respirator, as well as other protective clothing during the procedure. Starting in the rear of the house, the worker makes his or her way to the front, then exits through the front door. After a certain amount of time, the residents can safely return. Spray or release chemical solutions or toxic gases and set traps to kill pests and vermin, such as mice, termites, and roaches, that infest buildings and surrounding areas.


Industry
--------

The U.S. pest control industry is divided into product manufacturers and service providers. Pest control as an industry is a fairly recent development. In earlier times, fumigators were often brought into houses where someone had suffered a highly contagious disease, such as smallpox. The most common method of banishing germs was to burn a large amount of some antiseptic, but highly corrosive, substance such as sulfur. However, this practice was dangerous to humans and often damaged furniture and household goods. Chemical research in the twentieth century has made possible the use of a variety of substances that are toxic to pests but not harmful to people, pets, or household furnishings, so long as they are used in the proper quantities. The use of specially-trained pest control technicians arose from this need for precision and knowledge in the application of treatments, and today, the pest control industry does more than $2 billion a year in business, according to the U.S. Department of Labor.

Pest control operators have benefited from new housing, increasing rate of homeownership, and increased interest in home remodeling. In addition, the effects of the concern over West Nile virus and Lyme disease have increased demand for professional treatment of residential problems with mosquitoes and ticks. Furthermore, operators have had newfound success in convincing many homeowners to pre-treat for termites and ants, creating a new and, some say, more reliable source of income.

This industry comprises establishments primarily engaged in exterminating and controlling birds, mosquitoes, rodents, termites, and other insects and pests (except for crop production and forestry production).
Establishments providing fumigation services are included in this industry.


Marketing Strategies
--------------------

Prospective customers and marketing targets include new and pre-owned homebuyers. The plan is to advertise in the local penny-saver newspapers in the Las Vegas area. Value pack advertising and flyer runs on new home developments are ways in which we intend to target specific areas. Due to the Company's management experience in the pest control field, management believes they have already developed a network of contacts and customers by word-of-mouth.


Competition
-----------

The Company will be competing against more established pest control companies. This additional competition may adversely effect the Company sales or capacity to retain or increase clientele or business. There are no assurances the Company will be able to successfully compete against these other competitors based on these factors. In order to compete with these other pest control companies, management plans to offer above average customer service, attention, and cost effectiveness to its customers.

RISK FACTORS
------------

(a)  LIMITED OPERATING HISTORY

The Company has a limited operating history and must be considered to be a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will be operating.

(b)  ANTICIPATED LOSSES FOR THE FORESEEABLE FUTURE

The Company has prepared audited financial statements from its inception of September 22, 2004 through year end of December 31, 2006. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing to fully implement its entire business plan.

It is also important to note that the Company anticipates that it will incur losses and negative cash flow over the next twelve (12) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.

(c)  COMPETITION

Tropical faces intense competition from larger and better-established companies. Management expects the competition to intensify in the future. Pressures created by Tropical competitors could negatively impact its business, results of operations and financial condition.

Some of Tropical's potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources. In addition, Tropical's competitors may acquire or be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed competitors. Therefore, some of Tropical's competitors with other revenue sources may be able to devote greater resources to research to identify improved coating processes. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Tropical brand. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

New technologies in pest control management may increase competitive pressures on the Company by enabling its competitors to offer products at a lower cost. Any and all of these events could have a material adverse effect on our business, results of operations and financial condition.

(d)  POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

The Company currently relies heavily upon the services and expertise of its sole officer and director. In order to implement the business plan of the Company, management recognizes that additional staff will be required. No assurances can be given that TROPICAL will be able to find suitable staff that can support the above needs of the Company or that these employees can be hired on terms favorable to the Company.

(e) RISKS ASSOCIATED WITH ACQUISITIONS MAY NOT BENEFIT THE COMPANY AND DILUTE THE VALUE OF THE COMPANY'S SHARES.

If appropriate opportunities present themselves, Tropical would acquire businesses, technologies, or service(s) that the Company believes are strategic and would help it build its operations and/or future customer base.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Further, there can be no assurance that the anticipated benefits of any acquisition will be realized.

Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

(f)   LOW-PRICED STOCKS MAY AFFECT THE RESELL OF THE COMPANY'S SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.01 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.


3)  Employees

The Company currently has one employee, who also serves as the officer and director of the Company. Until the Company can demonstrate profitability on a consistent basis, the Company does not plan on adding any new full time employees.


(i) The Company's performance is dependent on the performance of its sole officer. In particular, the Company's success depends on their ability to develop a business strategy which will be successful for the Company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 1107 E. Desert Inn Road, #5, Las Vegas, NV 89109. The facilities are provided to Tropical at no cost by the sole officer of Tropical PC.


ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Tropical is not a party to any material legal proceedings, and none are known to be contemplated against Tropical.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 31, 2006, the Company's shareholders approved the acquisition of DEZ, Inc. a fully reporting company. The majority of shareholders approved the purchase of DEZ, Inc., for $5,000, in order for Tropical to become a fully reporting company.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

The common stock of the Tropical PC is currently not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the fiscal year covered by this report.

(ii) Holders
------------

The approximate number of holders of record of common stock as of February 19, 2007 was approximately forty (40).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

Not applicable.

(v)  Stock Splits
-----------------

On December 31, 2004, the Company approved a forward split of common shares at two-for-one. The number of authorized shares remained at 75,000,000 and the par value of $0.001 was retained.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

Tropical PC provides a pest control management for residential and commercial properties.

The Company has a limited operating history, upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new areas of business.

The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan, particularly companies involved in the highly competitive oil and gas industry. Such risks include, without limitation, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not demonstrated minimal revenues and no profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its business strategy. As of December 31, 2006, the Company had an accumulated deficit of $(9,107). The Company expects that its operating expenses will increase as it moves its business strategy forward.

Management is currently exploring various business strategies to build the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's sole Officer. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors. Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor.

(ii) Results of Operations
--------------------------

For its fiscal year ending December 31, 2006, the Company did generated $1,415 in revenues as compared to $1,160 for the same period last year. During fiscal year ending December 31, 2006, the Company experienced a net loss of $(809) or a loss (basic and diluted) per share of $(0.00) as compared to a net loss (basic and diluted) of $(6,108) or a loss per share of ($0.00) for the same period last year. Since inception, the Company has experienced a net loss of $(9,107).

(iii) Liquidity and Capital Resources
-------------------------------------

On September 23, 2004, the Company issued 3,000,000 shares of its $0.001 par value common stock to its sole officer and Director for $3,000 in cash.

On December 31, 2004, the Company issued 1,050,000 shares of its $0.001 par value common stock for cash of $10,500, pursuant to Regulation D, Rule 504.

On December 31, 2004, the Company approved a forward split of common shares at two-for-one. The number of authorized shares remained at 75,000,000 and the par value of $0.001 was retained.

No other issuances of common stock have been made.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

Since the Company has limited financial resources, the officer/director has agreed to pay any necessary fees and expenses to keep the company operational and fully reporting without cost to the Company, he does not expect any reimbursement for these expenses.

ITEM 7.  FINANCIAL STATEMENTS.


                               TABLE OF CONTENTS
                               -----------------


TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
Report of Independent Registered Public Accounting Firm            F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statement of Stockholders' Deficit                                 F-4-5
Statements of Cash Flows                                           F-6
Notes to Financial Statements                                      F-7-10


  MOORE & ASSOCIATES
      CHARTERED
ACCOUNTANTS AND ADVISORS
   PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM


To the Board of Directors of
Tropical PC, Inc.:

We have audited the accompanying balance sheet of Tropical PC, Inc. as of December 31, 2006 and December 31, 2005 Restated, and the related statements of operations, stockholders' equity, and cash flows for the periods since inception on September 22, 2004. These financial statements are the responsibility of the management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tropical PC, Inc. as of December 31, 2006 and Restated December 31, 2005, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 3 to the financial statements, the Company's recurring losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in the Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    February 6, 2007


            2675 S. Jones Boulevard, Suite 109, Las Vegas, NV 89146
                      (702) 253-7511 Fax (702) 253-7501

                                TROPICAL PC, INC.
                          (a development stage company)
                                  Balance Sheets
                                December 31, 2005
                                December 31, 2006



Balance Sheets

                                                             Dec. 31,
                                                  Dec. 31,    2005
                                                    2006    (Restated)
                                                  --------   ---------
Assets

Current Assets:
   Cash                                           $      3   $      12
                                                  --------   ---------
                                                         3          12
Fixed assets, net of accumulated                     4,390       5,190
of $800 at December 31, 2006                      --------   ---------


Total Assets                                         4,393       5,202
                                                  ========   =========

Liabilities and Stockholders' Equity

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
     shares authorized, 8,100,000 , 8,100,000
     shares issued and outstanding as of 12/31/2005
     and 12/31/2006 respectfully                     8,100       8,100
   Additional paid-in capital                        5,400       5,400
   Earnings (Deficit) accumulated during
     development stage                              (9,107)     (8,298)
                                                  ---------   ---------

                                                     4,393       5,202
                                                  --------   ---------
                                                  $  4,393   $   5,202
                                                  ========   ==========



     The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                          Statements of Operations
      For the year-ended December 31, 2005 and December 31, 2006
   For the period from September 22, 2004 (Inception) to December 31, 2006



Statements of Operations


                                        Year Ending    September 22, 2004
                          Year Ending   December 31    (Inception) to
                         December 31,       2005         December 31,
                             2006       (Restated)           2006
                         -------------  ------------   -----------------
Revenue                  $      1,415   $     1,160    $          2,575
                         -------------  ------------   -----------------

Expenses:
General and
   administrative
   expenses                     1,424         7,268              10,882
Depreciation                      800             -                 800
                         -------------  ------------   -----------------
  Total expenses                2,224         7,268              11,682
                         -------------  ------------   -----------------

Net income (loss)        $       (809)  $    (6,108)   $        (9,107)
                         =============  ============   =================

Weighted average
 number of common
 shares outstanding-
 basic and fully
 diluted                    8,100,000     8,100,000
                         =============  ============

Net income (loss)
 per share-
 basic and fully
 diluted                 $      (0.00)  $     (0.00)
                         =============  ============

     The accompanying notes are an integral part of these statements

                           TROPICAL PC, INC.
                       (a development stage company)
                     Statement of Stockholders' Equity
         From September 22, 2004 (Inception) to December 31, 2006



Statement of Stockholders' Equity


                                                 Income (Deficit)
                                                   Accumulated
             Common Stock   Additional                During        Total
          ------------------ Paid-in       Stock    Development   Stockholders
            Shares   Amount  Capital   Subscriptions   Stage        Equity
          ---------- ------- ---------- ---------- ------------   ----------
Founder's
initial
investment,
9/23/04
$0.001
per share  3,000,000 $ 3,000 $     -   $          $              $   3,000

Recapitalization
of Two for One
Forward
Split      3,000,000   3,000  (3,000)                                    -


Net Income
(loss)
year ended
December 31,
2004                                                    (2,190)      (2,190)
          ---------- ------- ---------- ---------- ------------   ----------

Balance,
December 31,
2004       6,000,000 $ 6,000 $(3,000)  $          $     (2,190)    $    810

Issuance
of Reg. D,
Rule 504
Subscription
Shares,
$0.01 per
share      2,100,000   2,100   8,400                                 10,500





                           TROPICAL PC, INC.
                       (a development stage company)
                     Statement of Stockholders' Equity
         From September 22, 2004 (Inception) to December 31, 2006


                                                  Income (Deficit)
                                                   Accumulated
             Common Stock   Additional                During        Total
          ------------------ Paid-in       Stock    Development   Stockholders
            Shares   Amount  Capital   Subscriptions   Stage        Equity
          ---------- ------- ---------- ---------- ------------   ----------
Net Income
(loss)
year ended
December 31,
2005                                                    (6,108)      (6,108)
          ---------- ------- ---------- ---------- ------------   ----------

Balance,
December 31,
2005       8,100,000 $ 8,100 $  5,400                   (8,298)       5,202

Net Income
(loss)
year ended
December 31,
2006                                                      (809)        (809)
          ---------- ------- ---------- ---------- ------------   ----------

Balance,
December 31,
2006       8,100,000 $ 8,100 $    5,400 $       -  $    (9,107)   $   4,393
          ========== ======= ========== ========== ============   ==========


      The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                          Statements of Cash Flows
      For the year-ended December 31, 2004 and December 31, 2006
   For the period from September 22, 2004 (Inception) to December 31, 2006


Statement of Cash Flows


                                        Year Ending    September 22, 2004
                          Year Ending   December 31    (Inception) to
                         December 31,       2005         December 31,
                             2006       (Restated)           2006
                       -------------  ------------   ------------------
Cash flows from operating activities:
Net income (loss)      $       (809)  $    (6,108)   $         (9,107)
Adjustments to reconcile
  net loss to net cash
  Used by operating
  activities
    Depreciation                800             -                 800
                        ------------  ------------   ------------------
Net cash provided
 (used) by operating
 activities                      (9)       (6,108)             (8,307)

Cash flows from investing activities
Purchase of fixed asset                    (5,190)             (5,190)
                        ------------  ------------   -----------------
Net cash provided
(used) by investing
activities                                                     (5,190)


Cash flows from financing activities:
 Issuances of
  common stock                    -        10,500              13,500
                        ------------  ------------   -----------------
Net cash provided
 (used) by financing
 activities                                10,500              13,500


Net increase
 (decrease)
 in cash                         (9)        (798)                   3

Cash and equivalents-
 beginning                       12          810                    -
                        ------------  ------------   -----------------
Cash and equivalents-
 ending                           3           12                    3
                        ============  ============   =================


Supplemental disclosures:
 Interest paid          $         -   $         -    $              -
                        ============  ============   =================
 Income taxes paid      $         -   $         -    $              -
                        ============  ============   =================


     The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2006

NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

Tropical PC, Inc. (the Company) was incorporated under the laws of the state of Nevada on September 22, 2004. The Company has one sole officer and Director and was organized to provide residential and commercial pest control services in Southern Nevada.

The Company has minimal operations and in accordance with the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, the Company is considered a development stage company.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has cash assets of $3 and no debt as of December 31, 2006. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period shown.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end
--------
The Company has selected December 31 as its year-end.

                             TROPICAL PC, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2006


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES-CONTINUED

Advertising
-----------
Advertising is expensed when incurred. There has been no advertising during the period.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $11,307 for the period from September 22, 2004 (inception) to December 31, 2006. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 4.   STOCKHOLDERS'EQUITY

Common Stock
------------
On September 23, 2004, the Company issued 3,000,000 shares of its $0.001 par value common stock to its sole officer and Director for $3,000 in cash.

On December 31, 2004, the Company issued 1,050,000 shares of its $0.001 par value common stock for cash of $10,500, pursuant to Regulation D, Rule 504.

On December 31, 2004, the Company approved a Forward Split of common shares at two-for-one. The number of authorized shares remained at 75,000,000 and the par value of $0.001 was retained.

No other issuances of common stock have been made.

                             TROPICAL PC, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2006


NOTE 5.   RELATED PARTY TRANSACTIONS

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


NOTE 6.    PROVISION FOR INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   ------
                   Total                               -%


NOTE 7.   OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no assets or lease obligations.

                             TROPICAL PC, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2006


NOTE 8.   RECENT PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.


NOTE 9 - RESTATEMENT

On February 1, 2007, we concluded that we should restate our audited financial statements for the year ended December 31, 2005 to correct an error in our and Balance Sheet and Statement of Stockholders' Equity to accurately reflect the Company's stockholders' equity. Further, we restated our Statement of Operations and Cash Flows for the year ended December 31, 2005 to correct the classification of the Company's fixed asset, which was incorrectly included in the general and administrative expenses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8a. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The following table sets forth the current officers and directors of Tropical PC, Inc.

Name              Age                Position
-------------     ---                --------------------------
Jorge Moreno      42                 Chairman, President, CEO
----------------------------------------------------------------



Jorge Moreno:  President & CEO, Chairman of the Board
-----------------------------------------------------

From 1985- 1994, Jorge Moreno worked as a Waiter for the Princess Cruises, along the Pacific Ocean from California to Acapulco, Mexico. Upon leaving the Princess Cruises he worked in East Los Angeles, California at the Esco Institute in various handyman duties, until 2000. From 2000 to 2002 he worked with the Nevada Department of Agriculture, as a ground license maintenance operator. From 2002 until present, he was been working as an independent contractor for his brother's Pest Control Company. His job duties include the extermination of pest in both residential and commercial establishments.

Jorge Moreno attended the Bachillerato College in Acapulco, Mexico.
He later attended the University of Guerrero, in Acapulco, Mexico, where he obtained a Bachelor's Degree in Business Administration in 1985.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Tropical PC, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.


ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2006. Tropical intends to pay salaries when cash flow permits.



SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Jorge Moreno
    President      2006     -0-            -0-           -0-
    Director       2005     -0-            -0-           -0-
                   2004     -0-            -0-           -0-
-------------------------------------------------------------------------------

Long Term Compensation Table


                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
------------------------------------------------------------------------------
Jorge Moreno
    President      2006    -0-           -0-                -0-      -0-
    Director       2005    -0-           -0-                -0-      -0-
                   2004    -0-           -0-                -0-      -0-
------------------------------------------------------------------------------


The Company currently does not have employment agreements with its executive officers. The executive officer/director of the Company has agreed to take no salary until the Company can generate enough revenues to support salaries on a regular basis. The officer will not be compensated for services previously provided. They will receive no accrued remuneration.


Compensation of Directors
-------------------------

No director receives any fee, salary or commission for service as a director. In addition, no such arrangement is contemplated for the foreseeable future.

Family Relationships
--------------------

Not applicable.

Code of Ethics
--------------

The company has not adopted a Code of Ethics for the Board and the salaried employees.

Audit Committee
---------------

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.


Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

     (3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of February 19, 2007, by each person known by Tropical PC, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

                                                      Amount
Title   Name and Address                             of shares      Percent
of      of Beneficial                                held by          of
Class   Owner of Shares               Position        Owner          Class(1)
----------------------------------------------------------------------------
Common   Jorge Moreno(2)              Director/Pres. 6,000,000       74.1%

----------------------------------------------------------------------------
All Executive Officers, Directors
as a Group  (1 person)                               6,000,000       74.1%%



(1) The percentages listed in the Percent of Class column are based upon 8,100,000 issued and outstanding shares of Common Stock and of February 19, 2007.
(2)  Jorge Moreno, 1107 E. Desert Inn Road, #5, Las Vegas, NV  89109.


B.  Persons Sharing Ownership of Control of Shares

Jorge Moreno, individually, own shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Preferred Stock

None issued.

F.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform audited financials for the Company. Moore
& Associates, Chartered own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

    31.1 Certifications of the President/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  REPORTS ON FORM 8-K


The Company filed a Current Report on November 6, 2006, pursuant to Item
Item 2.01 ("Completion of Acquisition or Disposition"); Item 5.01 ("Changes in Control of Registrant"); Item 5.02 ("Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers");
Item 8.01 ("Other Events"); and Item 9.01 ("Financials Statements, Pro Forma Financial Information and Exhibits ") entitled the acquisition of DEZ, Inc.

The Company filed a Current Report on December 22, 2006, pursuant to Item 5.03 ("Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year"); and Item 9.01 ("Exhibits ") entitled the Articles of Merger with DEZ, Inc.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2006 and 2005 included in the Company's Form 10-KSB for fiscal 2006 and 2005 were approximately $2,500 and $0 respectfully.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2006 and 2005, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2006 and 2005 were $0 and $0, respectively.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     Tropical PC, Inc.
                                ----------------------------
                                        Registrant

                                By: /s/ Jorge Moreno
                                ------------------------------------
                                 Name:  Jorge Moreno
                                 Title: President and Director

Dated:  February 19, 2007
-------------------------