Form 10QSB
period 2007-03-31
Tropical PC, Inc.
filed 2007-05-08
CIK 1372200

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2007

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

Number of shares of common stock outstanding as of May 8, 2007: 8,100,000 shares common stock

Number of shares of preferred stock outstanding as of May 8, 2007:  None

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Report of Independent Registered Public Accounting Firm    4
          Balance Sheet (unaudited)............................      5
          Statements of Operations (unaudited).................      6
          Statements of Cash Flows (unaudited).................      7
          Notes to Financial Statements........................     8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................     10

Item 3. Controls and Procedures................................     15


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     16

Item 2.   Changes in Securities and Use of Proceeds............     16

Item 3.   Defaults upon Senior Securities......................     16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     16

Item 5.   Other Information.....................................    16

Item 6.   Exhibits and Reports on Form 8-K......................    16

Signatures......................................................    17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------

To the Board of Directors
Tropical PC Inc


We have reviewed the accompanying balance sheet of Tropical PC Inc as of March 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Tropical PC Inc (A Development Stage Company).

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    May 2, 2007


             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                      (702) 253-7511 Fax: (702)253-7501

                                TROPICAL PC, INC.
                          (a development stage company)
                                  Balance Sheets
                                  March 31, 2007
                                December 31, 2006



Balance Sheets

                                                 Unaudited
                                                  Mar. 31,   Dec. 31,
                                                    2006       2006
                                                  --------   ---------
Assets

Current Assets:
   Cash                                           $     (4)  $       3
                                                  --------   ---------
                                                        (4)          3
Fixed assets, net of accumulated                     4,290       4,390
of $900 at December 31, 2006                      --------   ---------

Total Assets                                         4,286       4,393
                                                  ========   =========

Liabilities and Stockholders' Equity

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
     shares authorized, 8,100,000, 8,100,000
     shares issued and outstanding as of 3/31/2007
     and 12/31/2006 respectfully                     8,100       8,100
   Additional paid-in capital                        5,425       5,400
   Earnings (Deficit) accumulated during
     development stage                              (9,239)     (9,107)
                                                  ---------   ---------

                                                     4,286       4,393
                                                  --------   ---------
                                                  $  4,286   $   4,393
                                                  ========   ==========



     The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                          Statements of Operations
      For the Quarter ended March 31, 2007 and March 31, 2006
   For the period from September 22, 2004 (Inception) to March 31, 2007
                               (Unaudited)




Statements of Operations


                                                              Sept. 22, 2004
                                  For the Quarter ending     (inception) to
                                  March 31,    March 31,        March 31,
                                    2007          2006            2007
                                ------------  ------------  ----------------
Revenue                         $         -   $       620   $          2,575
                                ------------  ------------   ----------------
Expenses:
General and
   administrative
   expenses                              32           630             10,914
Depreciation                            100           100                900
                                ------------  ------------   ----------------
  Total expenses                        132           730             11,814
                                ------------  ------------   ----------------

Net income (loss)              $       (132)  $      (110)   $        (9,239)
                               =============  ============   = ==============
Weighted average
 number of common
 shares outstanding-
 basic and fully
 diluted                          8,100,000     8,100,000
                              =============   ============

Net income (loss)
 per share-
 basic and fully
 diluted                       $      (0.00)  $     (0.00)
                               =============  ============

     The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                          Statements of Cash Flows
      For the Quarter ended March 31, 2007 and March 31, 2006
   For the period from September 22, 2004 (Inception) to March 31, 2007
                                 (Unaudited)


Statement of Cash Flows
                                                              Sept. 22, 2004
                                Qtr. ending   Qtr. ending    (inception) to
                                 March 31,     March 31,        March 31,
                                    2007          2006            2007
                                ------------  ------------  ----------------

Cash flows from operating activities:
Net income (loss)              $       (132)  $      (110)  $         (9,239)
Adjustments to reconcile
  net loss to net cash
  Used by operating
  activities
    Depreciation                        100           100                900
                                ------------  ------------  ------------------
Net cash provided
 (used) by operating
 activities                             (32)          (10)            (8,339)

Cash flows from investing activities
Purchase of fixed asset                                               (5,190)
                                ------------  ------------  ------------------
Net cash provided
(used) by investing
activities                                                            (5,190)


Cash flows from financing activities:
 Donated capital                         25             -                 25
 Issuances of
  common stock                            -             -             13,500
                                ------------  ------------  ------------------
Net cash provided
 (used) by financing
 activities                              25             -             13,500
                                ------------  ------------  ------------------
Net increase
 (decrease)
 in cash                                 (7)          (10)                (4)

Cash and equivalents-
 beginning                                3            12                  -
                                ------------  ------------  -----------------
Cash and equivalents-
 ending                                  (4)            2                 (4)
                                ============  ===========   =================


Supplemental disclosures:
 Interest paid                  $         -   $         -    $              -
                                ============  ===========   =================

 Income taxes paid              $         -   $         -    $              -
                                ============  ===========   =================


     The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                                     Notes


Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2007, the Company has recognized $2,575 in revenues and has accumulated operating losses of approximately $(9,239) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                             TROPICAL PC, INC.
                       (a development stage company)
                                     Notes

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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


Tropical PC Business
--------------------

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

Going Concern - The Company experienced operating losses, of $(9,239) since its inception on September 22, 2004 through the period ended March 31, 2007. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the three month period ended March 31, 2007, the Company did not generate any revenues as compared to $620 for the same period last year. Since inception on September 22, 2004, the Company had revenues of $2,575.

During the three months ended March 31, 2007, the Company had a net loss of $(132) as compared to a net loss of $(110) for the same period last year. These expenses represented general and administrative expenses. Since the Company's inception, on September 22, 2004, the Company experienced a net lost $(9,239). Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses. Management plans to continue to cover the Company's expenses for the next twelve months.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes that general and administrative costs will most likely exceed any anticipated revenues for the coming year.

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. The Company's need for capital may change dramatically if it moves forward in producing a manufacturing batch of its generic pharmaceutical products or it acquires an interest in a business opportunity. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2007, the Company has 8,100,000 shares of common stock issued and outstanding.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended March 31, 2007. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2007. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market Information
------------------

Tropical PC stock is not traded on any exchange.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the fiscal year covered by this report.


Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

None filed during the quarter ended March 31, 2007.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Tropical PC, Inc.
                                ------------------------
                                       Registrant

                                By: /s/ Jorge Moreno
                                --------------------------------
                                 Name:  Jorge Moreno
                                 Title: President/CFO/Director

Dated:  May 8, 2007
        -----------