Form 10QSB
period 2007-06-30
Tropical PC, Inc.
filed 2007-08-15
CIK 1372200

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2007

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

Number of shares of common stock outstanding as of August 14, 2007: 8,100,000 shares common stock

Number of shares of preferred stock outstanding as of August 14, 2007:  None

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended
June 30, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


To the Board of Directors
Tropical PC, Inc.

We have reviewed the accompanying balance sheet of Tropical PC, Inc. as of June 30, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Tropical PC, Inc.

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    August 13, 2007


           2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                    (702) 253-7499 Fax: (702)253-7501

                                TROPICAL PC, INC.
                          (a development stage company)
                                  Balance Sheets
                                  June 30, 2007
                                December 31, 2006



Balance Sheets

                                                (Unaudited)
                                                  June 30,   Dec. 31,
                                                    2007       2006
                                                  --------   ---------
Assets

Current Assets:
   Cash                                           $     24   $       3
                                                  --------   ---------
                                                        24           3
Fixed assets, net of accumulated                     4,190       4,390
of $800 at December 31, 2006 and $1,000           --------   ---------
at June 30, 2007

Total Assets                                         4,214       4,393
                                                  ========   =========

Liabilities and Stockholders' Equity

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
     shares authorized, 8,100,000, 8,100,000
     shares issued and outstanding as of 6/30/2007
     and 12/31/2006 respectfully                     8,100       8,100
   Additional paid-in capital                       10,535       5,400
   Earnings (Deficit) accumulated during
     development stage                             (14,421)     (9,107)
                                                  ---------   ---------

                                                     4,214       4,393
                                                  --------   ---------
                                                  $  4,214   $   4,393
                                                  ========   ==========



     The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                          Statements of Operations
   For the three and six months ended June 30, 2007 and June 30, 2006 For the period from September 22, 2004 (Inception) to June 30, 2007
                               (Unaudited)



Statements of Operations

            For the three         For the six       Sept. 22, 2004
             months ended         months ended      (inception) to
           June 30,  June 30,  June 30,  June 30,      June 30,
             2007      2006      2007      2006          2007
           --------  --------  --------  --------  ----------------
Revenue    $     -   $   200   $     -   $   820   $         2,575
           --------  --------  --------  --------  ----------------
Expenses:
General and
 administrative
 expenses    5,082       192     5,114       822            15,996
Depreciation   100       100       200       200             1,000
           --------  --------  --------  --------  ----------------
  Total
   expenses  5,182       292     5,314     1,022            16,996
           --------  --------  --------  --------  ----------------

Net income
 (loss)    $(5,182)  $   (92)  $(5,314)  $  (202)  $       (14,421)
           ========  ========  ========  ========  ================

Weighted average
 number of common
 shares outstanding-
 basic and fully
 diluted   7,852,941 7,718,182 7,852,941 7,718,182
           ========= ========= ========= =========

Net income (loss)
 per share-
 basic and fully
 diluted   $  (0.00) $  (0.00) $  (0.00) $  (0.00)
           ========= ========= ========= =========

     The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                          Statements of Cash Flows
         For the six months ended June 30, 2007 and June 30, 2006
   For the period from September 22, 2004 (Inception) to June 30, 2007
                                 (Unaudited)


Statement of Cash Flows
                                 Six months   Six months    Sept. 22, 2004
                                   ending       ending      (inception) to
                                  June 30,      June 30,       June 30,
                                    2007          2006           2007
                                ------------  ------------  ----------------
Cash flows from operating activities:
Net income (loss)              $     (5,314)  $      (202)  $       (14,421)
Adjustments to reconcile
  net loss to net cash
  Used by operating
  activities
    Depreciation                        200           200             1,000
                                ------------  ------------  ----------------
Net cash provided
 (used) by operating
 activities                          (5,114)           (2)          (13,421)


Cash flows from investing activities:
Purchase of fixed asset                                              (5,190)
                                ------------  ------------  ----------------
Net cash provided
(used) by investing
activities                                                           (5,190)


Cash flows from financing activities:
 Donated capital                      5,135             -             5,135
 Issuances of
  common stock                            -             -            13,500
                                ------------  ------------  ----------------
Net cash provided
 (used) by financing
 activities                           5,135             -            18,635


Net increase
 (decrease)
 in cash                                 21            (2)               24

Cash and equivalents-
 beginning                                3            12                 -
                                ------------  ------------  ----------------
Cash and equivalents-
 ending                                  24           10                 24
                                ============  ===========   ================


Supplemental disclosures:
 Interest paid                  $         -   $         -    $              -
                                ============  ===========   =================

 Income taxes paid              $         -   $         -    $              -
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2007, the Company has recognized $2,575 in revenues and has accumulated operating losses of approximately $(14,421) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Pest Control Business
---------------------

The majority of pest control workers are employed as exterminators or pest control technicians. These workers travel to homes, restaurants, hotels, food stores, warehouses and other places where pests are likely to live and breed. Before starting on their route, they load their truck with pesticides, sprayers, and other necessary equipment and obtain route slips from company offices showing the customers' names and address, services to be performed, and inspection comments. Once at the residence to be serviced, they second inspect the premises for rodent droppings, physical damage from insects and other signs of infestation. They then apply chemical sprays for flies, roaches, beetles, silverfish, and other household insects in cracks in floors and walls, under sinks, and in other place that provide shelter for these pests, Mechanical traps are set for rodents, and poisonous bait is left form them in areas where it will not contaminate food supplies or endanger children.

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

Going Concern - The Company experienced operating losses, of $(9,239) since its inception on September 22, 2004 through the period ended June 30, 2007. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the six month period ended June 30, 2007, the Company did not generate any revenues as compared to $820 for the same period last year. During the three month period ended June 30, 2007, the Company did not generate any revenues as compared to $200 for the same period last year. Since inception on September 22, 2004, the Company had revenues of $2,575.

During the six months ended June 30, 2007, the Company had a net loss of $(5,314) as compared to a net loss of $(202) for the same period last year. During the three months ended June 30, 2007, the Company had a net loss of $(5,182) as compared to a net loss of $(92) for the same period last year. These increased expenses represented general and administrative expenses, specifically accounting fees to keep the Company full reporting. Since the Company's inception, on September 22, 2004, the Company experienced a net lost $(14,421). Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses. Management plans to continue to cover the Company's expenses for the next twelve months.


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

As of June 30, 2007, the Company has 8,100,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended March 31, 2007. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2007. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

b)  Reports on Form 8-K

None filed during the quarter ended June 30, 2007.



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

Dated:  August 14, 2007
        ---------------