Form 10KSB
period 2007-12-31
Tropical PC, Inc.
filed 2008-04-11
CIK 1372200

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)           Yes [X]     No [ ]

State the issuer's income for its most recent fiscal year (ending December 31,
2007):  $0

The issuer's stock is not trading on any stock exchange.

Transitional Small Business Disclosure Format (Check one):

                                             Yes [ ]     No [X]

Number of shares of common stock outstanding as of March 28, 2008: 810,000 shares common stock

Number of shares of preferred stock outstanding as of March 28, 2008:  None

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property....................................... 9
    Item 3.  Legal Proceedings............................................. 9
    Item 4.  Submission of Matters to a Vote of Security Holders........... 9

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......10
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....11
    Item 7.  Financial Statements..........................................13
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................15
    Item 8a. Controls and Procedures.......................................15


PART III

    Item 9.  Directors, Executive Officers, Promoters, Control Persons
                 and Corporate Governance; Compliance with Section 16(a)
                 of the Exchange Act.......................................16
    Item 10. Executive Compensation........................................17
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................19
    Item 12. Certain Relationships and Related Transactions................20
    Item 13. Exhibits and Reports on Form 8-K..............................20
    Item 14. Principal Accountant Fees and Services........................21


SIGNATURES   ..............................................................22

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

TROPICAL  BUSINESS
------------------

Tropical PC, Inc. was incorporated in Nevada on September 22, 2004. Tropical PC provides pest control management for residential and commercial properties.

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

(b)  ANTICIPATED LOSSES FOR THE FORESEEABLE FUTURE

The Company has prepared audited financial statements from its inception of September 22, 2004 through year end of December 31, 2007. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing to fully implement its entire business plan.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 5, 2007, the Company submitted to its majority of security holders to vote the authorization of a ten-for-one (10:1) reverse stock split for the Company's issued and outstanding common and preferred stock with no stockholder to be reduced below one hundred (100) shares, on a per stockholder of record basis, and with all fractional shares rounded up. The majority of shareholders approved the reverse split of the Company's common stock.

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

(ii) Holders
------------

The approximate number of holders of record of common stock as of March 28, 2007 was approximately forty (40).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends.

The directors of Tropical PC approved a spin off its Monster Offers subsidiary in the form of a stock dividend as of December 31, 2007 (the
"Record Date"). The record shareholders of Tropical PC received one (1) unregistered common share, par value $0.001, of Monster Offers Corporation common stock for every share of Tropical PC common stock owned. The Tropical PC Corporation stock dividend was based on 810,000 shares of Tropical PC common stock that were issued and outstanding as of the record date. The spin-off shares are not payable until the subsidiary files a Registration Statement with the SEC, and the Registration Statement is declared effective. Tropical PC will retain no ownership in Monster Offers following the issuance of the stock dividend. Further, Monster Offers will no longer be a subsidiary of Tropical PC.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

Not applicable.

(v)  Stock Splits
-----------------

On December 20, 2007, the Company reverse split its stock on a 10-for-1 basis.


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

The Company has not demonstrated minimal revenues and no profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its business strategy. As of December 31, 2007, the Company had an accumulated deficit of $(16,692). The Company expects that its operating expenses will increase as it moves its business strategy forward.

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



(ii) Results of Operations
--------------------------

For its fiscal year ending December 31, 2007, the Company generated no revenues as compared to $1,415 for the same period last year. During fiscal year ending December 31, 2007, the Company experienced a net loss of $(7,585) or a loss (basic and diluted) per share of $(0.00) as compared to a net loss (basic and diluted) of $(809) or a loss per share of ($0.00) for the same period last year. The increase in net loss was from general and administrative expenses, primarily accounting and legal fees to keep the company fully reporting. Since inception, the Company has experienced a net loss of $(16,692).

(iii) Liquidity and Capital Resources
-------------------------------------

On September 23, 2004, the Company issued 600,000 shares of its $0.001 par value common stock to its sole officer and Director for $3,000 in cash.

On December 31, 2004, the Company issued 210,000 shares of its $0.001 par value common stock for cash of $10,500, pursuant to Regulation D, Rule 504.

The above share numbers reflect the stock splits which took place since inception.

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


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         -------------------------------------------------------

To the Board of Directors
Tropical PC, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of Tropical PC, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on September 22, 2004 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tropical PC, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on September 22, 2004 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a net loss of $16,692 since inception on September 22, 2004, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    March 27, 2008

            2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                   (702) 253-7499 Fax (702) 253-7501

                                TROPICAL PC, INC.
                          (a development stage company)
                                  Balance Sheets
                                December 31, 2007
                                December 31, 2006


Balance Sheets

                                                  Dec. 31,   Dec. 31,
                                                    2007       2006
                                                  --------   ---------
Assets

Current Assets:
   Cash                                           $     18   $       3
   Funds held in escrow                              5,000           -
                                                  --------   ---------
     Total current assets                            5,018           3
Equipment, net                                       3,990       4,390
                                                  --------   ---------

Total Assets                                      $  9,008   $   4,393
                                                  ========   =========

Liabilities and Stockholders' Equity

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
     shares authorized, 810,000, 810,000
     shares issued and outstanding as of 12/31/2007
     and 12/31/2006 respectfully                       810         810
   Additional paid-in capital                       24,890      12,690
   Earnings (Deficit) accumulated during
     development stage                             (16,692)     (9,107)
                                                  ---------   ---------
     Total stockholders' equity                      9,008       4,393
                                                  --------   ---------
Total stockholders' equity and liabilities        $  9,008   $   4,393
                                                  ========   ==========

     The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                          Statements of Operations
      For the years ended December 31, 2007 and December 31, 2006
   For the period from September 22, 2004 (Inception) to December 31, 2007



Statements of Operations


                                                       September 22, 2004
                          Year Ending   Year Ending      (Inception) to
                         December 31,   December 31,      December 31,
                             2007           2006              2007
                         -------------  ------------   -----------------
Revenue                  $          -   $     1,415    $          2,575
                         -------------  ------------   -----------------

Expenses:
General and
   administrative
   expenses                     7,185         1,424              18,067
Depreciation                      400           800               1,200
                         -------------  ------------   -----------------
  Total expenses                7,585         2,224              19,267
                         -------------  ------------   -----------------

Earnings (loss)          $     (7,585)  $      (809)   $        (16,692)
                         =============  ============   =================

Weighted average
 number of common
 shares outstanding-
 basic and fully
 diluted                      810,000       810,000
                         =============  ============

Net income (loss)
 per share-
 basic and fully
 diluted                 $      (0.00)  $     (0.00)
                         =============  ============

     The accompanying notes are an integral part of these statements

                           TROPICAL PC, INC.
                       (a development stage company)
                     Statement of Stockholders' Equity
         From September 22, 2004 (Inception) to December 31, 2007


Statement of Stockholders' Equity

                                                 Income (Deficit)
                                                   Accumulated
             Common Stock   Additional                During        Total
          ------------------ Paid-in       Stock    Development  Stockholders
            Shares   Amount  Capital   Subscriptions   Stage        Equity
          ---------- ------- ---------- ---------- ------------   ----------
Founder's
initial
investment,
9/23/04
$0.001
per share    600,000 $   600 $ 2,400   $          $              $   3,000

Net Income
(loss)
year ended
December 31,
2004                                                    (2,190)      (2,190)
          ---------- ------- ---------- ---------- ------------   ----------

Balance,
December 31,
2004         600,000 $   600 $(2,400)  $          $     (2,190)    $    810

Issuance
of Reg. D,
Rule 504
Subscription
Shares,      210,000     210  10,290                                 10,500

Net Income
(loss)
year ended
December 31,
2005                                                    (6,108)      (6,108)
          ---------- ------- ---------- ---------- ------------   ----------



                            TROPICAL PC, INC.
                       (a development stage company)
                     Statement of Stockholders' Equity
         From September 22, 2004 (Inception) to December 31, 2007

                                                  Income (Deficit)
                                                   Accumulated
             Common Stock   Additional                During        Total
          ------------------ Paid-in       Stock    Development  Stockholders
            Shares   Amount  Capital   Subscriptions   Stage        Equity
          ---------- ------- ---------- ---------- ------------   ----------
Net Income
(loss)
year ended
December 31,
2005                                                    (6,108)      (6,108)
          ---------- ------- ---------- ---------- ------------   ----------

Balance,
December 31,
2005         810,000 $   810 $  12,690                  (8,298)       5,202

Net Income
(loss)
year ended
December 31,
2006                                                      (809)        (809)
          ---------- ------- ---------- ---------- ------------   ----------

Balance,
December 31,
2006         810,000     810    12,690          -       (9,107)       4,393

Contribute
capital                          7,200                                7,200

Contribute
capital for                      5,000                                5,000
subsidiary
spin-off

Net Income
(loss)
year ended
December 31,
2007                                                    (7,585)      (7,585)
          ---------- ------- ---------- ---------- ------------   ----------

Balance,
December 31,
2007         810,000 $  810 $  24,890  $       -  $   (16,692)   $   9,008
          ========== ======= ========== ========== ============   ==========

      The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                          Statements of Cash Flows
      For the years ended December 31, 2007 and December 31, 2006
   For the period from September 22, 2004 (Inception) to December 31, 2007


Statements of Cash Flows

                                                       September 22, 2004
                          Year Ending   Year Ending      (Inception) to
                         December 31,   December 31,      December 31,
                             2007           2006              2007
                         -------------  ------------   -----------------
Operating activities:
Net income (loss)        $     (7,585)  $      (809)   $        (16,692)
Adjustments to reconcile
  net loss to net cash
  Used by operating
  activities
    Depreciation                  400           800               1,200
                         -------------  ------------   -----------------
Net cash provided
 (used) by operating
 activities                    (7,185)           (9)            (15,492)

Investing activities
Purchase of fixed asset             -             -              (5,190)
                         -------------  ------------   -----------------
Net cash provided
(used) by investing
activities                          -             -              (5,190)


Financing activities:
 Issuances of
  common stock                      -             -              13,500
 Contributed capital           12,200             -              12,200
                         -------------  ------------   -----------------
Net cash provided
 (used) by financing
 activities                                       -              25,700


Net increase
 (decrease)
 in cash                        5,015            (9)              5,018

Cash and equivalents-
 beginning                          3            12                   -
                         -------------  ------------   -----------------
Cash and equivalents-
 ending                  $      5,018   $         3    $          5,018
                         =============  ============   =================

Supplemental disclosures:
 Interest paid           $          -   $         -    $              -
                         =============  ============   =================
Income taxes paid        $          -   $         -    $              -
                         =============  ============   =================
Non-cash transactions    $          -   $         -    $              -
                         =============  ============   =================

     The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2007

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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has cash assets of $5,018 and no debt as of December 31, 2007. The relevant accounting policies are listed below.

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

Year-end
--------
The Company has selected December 31 as its year-end.

                             TROPICAL PC, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2007

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

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $(16,692) for the period from September 22, 2004 (inception) to December 31, 2007. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

On December 31, 2004, the Company approved a forward stock split of common shares at two-for-one. The number of authorized shares remained at 75,000,000 and the par value of $0.001 was retained.

On December 20, 2007, the Company effectuated a reverse stock split of common shares at ten-for-one bases. The number of authorized shares remained at 75,000,000 and the par value of $0.001 was retained.

No other issuances of common stock have been made.

                             TROPICAL PC, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2007


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


NOTE 7.   OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no lease obligations.

                             TROPICAL PC, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2007

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

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities . SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning January 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements and have not determined what election we will make.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. At this current time, we do not believe that adoption of SFAS No. 160 would have any effect on our financial statements.

NOTE 9.   SUBSIDIARY SPINOFF

In December, 2007, the Company spun-off its subsidiary which was organized February 23, 2007 (Date of Inception) under the laws of the State of Nevada, as Tropical PC Acquisition Corporation. The Company was incorporated to conduct any legal business.

On December 11, 2007, the subsidiary amended its Articles of Incorporation changing its name to Monster Offers. The Company was incorporated as a wholly owned subsidiary of Company Tropical PC, Inc., a Nevada corporation.

The directors of Tropical PC approved a spin off its Monster Offers subsidiary in the form of a stock dividend as of December 31, 2007 (the "Record Date"). The record shareholders of Tropical PC received one (1) unregistered common share, par value $0.001, of Monster Offers Corporation common stock for every share of Tropical PC common stock owned. The Tropical PC Corporation stock dividend was based on 810,000 shares of Tropical PC common stock that were issued and outstanding as of the record date.
The spin-off shares are not payable until the subsidiary files a Registration Statement with the SEC, and the Registration Statement is declared effective.

Tropical PC spun off its wholly owned Monster Offers subsidiary in exchange for $5,000. The spin-off transaction was accomplished by the exchange of $5,000 for a subsidiary which included the same shareholder base as Tropical PC. It did not include the transfer of any hard assets or liabilities. This spin off was valued at par value since the company holds no assets, is uncertain as to future benefit, the stock is not trading, and the company has not even received a stock symbol.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT.

A. The following table sets forth the current officers and directors of Tropical PC, Inc.

Name              Age                Position
-------------     ---                --------------------------
Jorge Moreno      43                 Chairman, President, CEO
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


ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2007. Tropical intends to pay salaries when cash flow permits.



SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Jorge Moreno
    President      2007     -0-            -0-           -0-
    Director       2006     -0-            -0-           -0-
                   2005     -0-            -0-           -0-
-------------------------------------------------------------------------------

Long Term Compensation Table


                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
------------------------------------------------------------------------------
Jorge Moreno
    President      2007    -0-           -0-                -0-      -0-
    Director       2006    -0-           -0-                -0-      -0-
                   2005    -0-           -0-                -0-      -0-
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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of March 28, 2008, by each person known by Tropical PC, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

                                                      Amount
Title   Name and Address                             of shares      Percent
of      of Beneficial                                held by          of
Class   Owner of Shares               Position        Owner          Class(1)
----------------------------------------------------------------------------
Common   Jorge Moreno(2)              Director/Pres. 600,000         74.1%

----------------------------------------------------------------------------
All Executive Officers, Directors
as a Group  (1 person)                               600,000         74.1%%



(1) The percentages listed in the Percent of Class column are based upon 810,000 issued and outstanding shares of Common Stock and of March 28, 2008.
(2)  Jorge Moreno, 1107 E. Desert Inn Road, #5, Las Vegas, NV  89109.


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

(a)  EXHIBITS.

    23.1     Consent Letter of Moore & Associates, Chartered

    31.1 Certifications of the President/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  REPORTS ON FORM 8-K

The Company filed a Current Report on January 7, 2008pursuant to Item
Item 8.01 ("Other Events"); entitled special stock dividend.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2007 and 2006 included in the Company's Form 10-KSB for fiscal 2007 and 2006 were approximately $2,500 and $2,000. respectfully.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2007 and 2006, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2007 and 2006 were $0 and $0, respectively.

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

Dated:  March 28, 2008
-------------------------