Form 10QSB
period 2008-03-31
Tropical PC, Inc.
filed 2008-05-16
CIK 1372200

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2008

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

Number of shares of common stock outstanding as of May 15, 2008: 810,000 shares common stock.

Number of shares of preferred stock outstanding as of May 15, 2008:  None

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Balance Sheet (unaudited)............................      4
          Statements of Operations (unaudited).................      5
          Statements of Cash Flows (unaudited).................      6
          Notes to Financial Statements........................     7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................      9

Item 3. Controls and Procedures................................     14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     15

Item 2.   Changes in Securities and Use of Proceeds............     15

Item 3.   Defaults upon Senior Securities......................     15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     15

Item 5.   Other Information.....................................    15

Item 6.   Exhibits and Reports on Form 8-K......................    15

Signatures......................................................    16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2008, follow.

                                TROPICAL PC, INC.
                          (a development stage company)
                                  Balance Sheets
                            March 31, 2008 (Unaudited)
                                December 31, 2007


Balance Sheets

                                                  Mar. 31,
                                                    2008     Dec. 31,
                                                (Unaudited)    2007
                                                  --------   ---------
Assets

Current Assets:
   Cash                                           $     25   $      18
   Funds held in escrow                              5,000       5,000
                                                  --------   ---------
     Total current assets                            5,025       5,018

   Equipment, net                                    3,890       3,990
                                                  --------   ---------
Total Assets                                      $  8,915   $   9,008
                                                  ========   =========

Liabilities and Stockholders' Equity

Liabilities:
   Accounts payable                                 5,754            -
                                                  --------   ---------
                                                    5,754            -

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
     shares authorized, 810,000, 810,000
     shares issued and outstanding as of 3/31/2008
     and 12/31/2007 respectfully                       810         810
   Additional paid-in capital                       24,930      24,890
   Earnings (Deficit) accumulated during
     development stage                             (22,579)    (16,692)
                                                  ---------   ---------
     Total stockholders' equity                      3,161       9,008
                                                  --------   ---------
Total stockholders' equity and liabilities        $  8,915   $   9,008
                                                  ========   ==========

     The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                          Statements of Operations
        For the three months ended March 31, 2007 and March 31, 2008
   For the period from September 22, 2004 (Inception) to March 31, 2008
                                (Unaudited)


Statements of Operations

                         Three months   Three months   September 22, 2004
                            ending         ending        (Inception) to
                           March 31,      March 31,         March 31,
                             2008           2007              2008
                         -------------  ------------   -----------------
Revenue                  $          -   $         -    $          2,575
                         -------------  ------------   -----------------

Expenses:
General and
   administrative
   expenses                     5,787            32              23,854
Depreciation                      100           100               1,300
                         -------------  ------------   -----------------
  Total expenses                5,887           132              25,154
                         -------------  ------------   -----------------

Earnings (loss)          $     (5,887)  $      (132)   $        (22,579)
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
                         =============  ============

     The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                          Statements of Cash Flows
        For the three months ended March 31, 2007 and March 31, 2008
   For the period from September 22, 2004 (Inception) to March 31, 2008
                                (Unaudited)


Statements of Cash Flows

                         Three months   Three months   September 22, 2004
                            ending         ending        (Inception) to
                           March 31,      March 31,         March 31,
                             2008           2007              2008
                         -------------  ------------   -----------------
Operating activities:
Net income (loss)        $     (5,887)  $      (132)   $        (22,579)
Adjustments to reconcile
  net loss to net cash
  Used by operating
  activities
    Accounts payable            5,754             -               5,754
    Depreciation                  100           100               1,300
                         -------------  ------------   -----------------
Net cash provided
 (used) by operating
 activities                       (33)          (32)            (15,525)


Investing activities
Purchase of fixed asset             -             -              (5,190)
                         -------------  ------------   -----------------
Net cash provided
(used) by investing
activities                          -             -              (5,190)


Financing activities:
 Issuances of
  common stock                      -             -              13,500
 Contributed capital               40            25              12,240
                         -------------  ------------   -----------------
Net cash provided
 (used) by financing
 activities                        40             -              25,740


Net increase
 (decrease)
 in cash                            7            (7)              5,025

Cash and equivalents-
 beginning                      5,018             3                   -
                         -------------  ------------   -----------------
Cash and equivalents-
 ending                  $      5,025   $        (4)   $          5,025
                         =============  ============   =================

Supplemental disclosures:
Interest paid            $          -   $         -    $              -
                         =============  ============   =================
Income taxes paid        $          -   $         -    $              -
                         =============  ============   =================
Non-cash transactions    $          -   $         -    $              -
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2008, the Company has recognized $2,575 in revenues and has accumulated operating losses of approximately $(22,579) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Pest Control Business
---------------------

The majority of pest control workers are employed as exterminators or pest control technicians. These workers travel to homes, restaurants, hotels, food stores, warehouses and other places where pests are likely to live and breed. Before starting on their route they load their truck with pesticides, sprayers, and other necessary equipment and obtain route slips from company offices showing the customers' names and address, services to be performed, and inspection comments. Once at the residence to be serviced, they second inspect the premises for rodent droppings, physical damage from insects and other signs of infestation. They then apply chemical sprays for flies, roaches, beetles, silverfish, and other household insects in cracks in floors and walls, under sinks, and in other place that provide shelter for these pests, Mechanical traps are set for rodents, and poisonous bait is left form them in areas where it will not contaminate food supplies or endanger children.

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

Going Concern - The Company experienced operating losses, of $(22,579) since its inception on September 22, 2004 through the period ended March 31, 2008. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the three month period ended March 31, 2008, the Company did not generate any revenues as compared to no revenues for the same period last year. Since inception on September 22, 2004, the Company had revenues of $2,575.

During the three months ended March 31, 2008, the Company had a net loss of $(5,887) as compared to a net loss of $(132) for the same period last year. This loss represented general and administrative expenses, specifically
$5,754 of this loss represents audit fees to keep the Company fully reporting. Since the Company's inception, on September 22, 2004, the Company experienced a net loss of $(22,579). Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses. Management plans to continue to cover the Company's expenses for the next twelve months.


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

As of March 31, 2008, the Company has 810,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended March 31, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2008. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

(c) The Company did not repurchase any of its shares during the quarter ended covered by this report.

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Stock split
-----------

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

On December 30, 2007, the Board of Directors for Tropical PC announced the declaration of a special stock dividend through which Tropical PC will spin off its wholly-owned subsidiary, Monster Offers, a Nevada corporation, formerly known as Tropical PC Acquisition Company to its own shareholders, at no cost to the shareholders, in the same proportion as they own stock in Tropical PC.

Record shareholders of Tropical PC, Inc. as of the close of business on December 31, 2007, will receive one (1) common share of unregistered stock, par value $0.001, of Monster Offers common stock for every share of Tropical PC common stock owned, upon the effectiveness of the Monster Offers Registration Statement. The Monster Offers stock dividend will be based on 810,000 shares of Tropical PC common stock that are issued and outstanding as of the record date. Tropical PC will retain no ownership in Monster Offers following the issuance of the stock dividend.


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

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

The Company filed a Current Report on January 7, 2008 pursuant to Item
Item 8.01 ("Other Events"); entitled special stock dividend.



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

Dated:  May 15, 2008
        ------------