Form 10QSB
period 2008-06-30
Tropical PC, Inc.
filed 2008-08-14
CIK 1372200

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2008

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

As of August 12, 2008, the registrant's outstanding common stock consisted of 810,000 shares, $0.001 par value. Authorized - 75,000,000 shares. voting shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended
June 30, 2008, follow.

                                TROPICAL PC, INC.
                          (a development stage company)
                                  Balance Sheets


Balance Sheets

                                                  June 30,
                                                    2008     Dec. 31,
                                                (Unaudited)    2007
                                                  --------   ---------
Assets

Current Assets:
   Cash                                           $     22   $      18
   Funds held in escrow                              5,000       5,000
                                                  --------   ---------
     Total current assets                            5,022       5,018

   Equipment, net                                    3,790       3,990
                                                  --------   ---------
Total Assets                                      $  8,812   $   9,008
                                                  ========   =========

Liabilities and Stockholders' Equity

Liabilities:
   Accounts payable                                 6,754            -
                                                  --------   ---------
     Total liabilities                              6,754            -

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
     shares authorized, 810,000, 810,000
     shares issued and outstanding as of 6/30/2008
     and 12/31/2007 respectfully                       810         810
   Additional paid-in capital                       24,960      24,890
   Earnings (Deficit) accumulated during
     development stage                             (23,712)    (16,692)
                                                  ---------   ---------
     Total stockholders' equity                      2,058       9,008
                                                  --------   ---------
Total stockholders' equity and liabilities        $  8,812   $   9,008
                                                  ========   ==========


     The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                          Statements of Operations
                                (Unaudited)


Statements of Operations

            For the three         For the six
             months ended         months ended      Sept. 22, 2004
           ------------------  ------------------   (inception) to
           June 30,  June 30,  June 30,  June 30,      June 30,
             2008      2007      2008      2007          2008
           --------  --------  --------  --------  ----------------
Revenue    $     -   $     -   $     -   $     -   $         2,575
           --------  --------  --------  --------  ----------------
Expenses:
General and
 administrative
 expenses    1,033     5,082     6,820     5,114            24,887
Depreciation   100       100       200       200             1,400
           --------  --------  --------  --------  ----------------
  Total
   expenses  1,133     5,182     7,020     5,314            26,287
           --------  --------  --------  --------  ----------------

Net income
 (loss)    $(1,133)  $(5,182)  $(7,020)  $(5,314)  $       (23,712)
           ========  ========  ========  ========  ================

Weighted average
 number of common
 shares outstanding-
 basic and fully
 diluted     810,000   810,000   810,000   810,000
           ========= ========= ========= =========

Earnings (loss)
 per share-
 basic and fully
 diluted   $  (0.00) $  (0.00) $  (0.00) $  (0.00)
           ========= ========= ========= =========

     The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                          Statements of Cash Flows
                                (Unaudited)


Statements of Cash Flows

                          Six months   Six months      Sept. 22, 2004
                            ending       ending        (inception) to
                           June 30,      June 30,         June 30,
                             2008          2007             2008
                         ------------  ------------  -------------------
Operating activities:
Net income (loss)        $    (7,020)  $    (5,314)   $        (23,712)
Adjustments to reconcile
  net loss to net cash
  Used by operating
  activities
    Accounts payable           6,754             -               6,754
    Depreciation                 200           200               1,400
                         -------------  ------------   -----------------
Net cash provided
 (used) by operating
 activities                      (66)       (5,114)            (15,558)


Investing activities
Purchase of fixed asset            -             -              (5,190)
                         -------------  ------------   -----------------
Net cash provided
(used) by investing
activities                         -             -              (5,190)


Financing activities:
 Issuances of
  common stock                     -             -              13,500
 Contributed capital              70         5,135              12,270
                         -------------  ------------   -----------------
Net cash provided
 (used) by financing
 activities                       70         5,135              25,770


Net increase
 (decrease)
 in cash                           4            21               5,022

Cash and equivalents-
 beginning                     5,018             3                   -
                         -------------  ------------   -----------------
Cash and equivalents-
 ending                  $     5,022    $       24     $         5,022
                         =============  ============   =================

Supplemental disclosures:
Interest paid            $          -   $         -    $              -
                         =============  ============   =================
Income taxes paid        $          -   $         -    $              -
                         =============  ============   =================
Non-cash transactions    $          -   $         -    $              -
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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2008, the Company has recognized $2,575 in revenues and has accumulated operating losses of approximately $(23,712) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Going Concern - The Company experienced operating losses, of $(23,579) since its inception on September 22, 2004 through the period ended June 30, 2008. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the six month period ended June 30, 2008, the Company did not generate any revenues as compared to no revenues for the same period last year. Since inception on September 22, 2004, the Company had revenues of $2,575.

During the six months ended June 30, 2008, the Company had a net loss of $(7,020) as compared to a net loss of $(5,314) for the same period last year. This loss represented general and administrative expenses, specifically
$6,820 of this loss represents audit fees to keep the Company fully reporting. Since the Company's inception, on September 22, 2004, the Company experienced a net loss of $(23,712). Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses. Management plans to continue to cover the Company's expenses for the next twelve months.


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

As of June 30, 2008, the Company has 810,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended June 30, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2008. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

The Company did not file any Current Reports during the Quarter ended June 30, 2008.



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

Dated:  August 12, 2008
        ---------------