Form 10-Q
period 2008-09-30
Tropical PC, Inc.
filed 2008-11-21
CIK 1372200

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                        Commission file number   000-52171

                                TROPICAL PC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               ------------------

              Nevada                                          20-5220693
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

              1107 E. Desert Inn Road, #5, Las Vegas, NV  89109
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 733-9361


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |X| No |_|

As of November 18, 2008, the registrant's outstanding common stock consisted of 810,000 shares, $0.001 par value.

                              Table of Contents
                                 Tropical PC, Inc.
                              Index to Form 10-Q
           For the Quarterly Period Ended September 30, 2008


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of September 30, 2008 and December 31, 2008          3

   Statements of Income for the three months
     ended September 30, 2008 and 2007                                    4

   Statements of Cash Flows for the three months
    ended September 30, 2008 and 2007                                     5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.  Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               17

Item 1A.  Risk Factors                                                   17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     17

Item 3 -- Defaults Upon Senior Securities                                17

Item 4 -- Submission of Matters to a Vote of Security Holders            17

Item 5 -- Other Information                                              17

Item 6.  Exhibits                                                        18

Signatures                                                               19


Part I.  Financial Information

Item 1.  Financial Statements

                                TROPICAL PC, INC.
                          (a development stage company)
                                  Balance Sheets


Balance Sheets

                                                September 30,
                                                    2008     Dec. 31,
                                                (Unaudited)    2007
                                                  --------   ---------
Assets

Current Assets:
   Cash                                           $      -   $      18
   Funds held in escrow                                  -       5,000
                                                  --------   ---------
     Total current assets                                -       5,018

   Equipment, net                                    3,690       3,990
                                                  --------   ---------
Total Assets                                      $  3,690   $   9,008
                                                  ========   =========

Liabilities and Stockholders' Equity

Liabilities:
   Accounts payable                                   632            -
                                                  --------   ---------
     Total liabilities                                632            -

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
     shares authorized, 810,000, 810,000
     shares issued and outstanding as of 9/30/2008
     and 12/31/2007 respectfully                       810         810
   Additional paid-in capital                       24,960      24,890
   Earnings (Deficit) accumulated during
     development stage                             (22,712)    (16,692)
                                                  ---------   ---------
     Total stockholders' equity                      3,058       9,008
                                                  --------   ---------
Total stockholders' equity and liabilities        $  3,690   $   9,008
                                                  ========   ==========


     The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                          Statements of Operations
                                (Unaudited)


Statements of Operations

            For the three         For the nine
             months ended         months ended      Sept. 22, 2004
           ------------------  ------------------   (inception) to
           Sept 30,  Sept 30,  Sept 30,  Sept 30,      Sept 30,
             2008      2007      2008      2007          2008
           --------  --------  --------  --------  ----------------
Revenue    $     -   $     -   $     -   $     -   $         2,575
           --------  --------  --------  --------  ----------------
Expenses:
General and
 administrative
 expenses    5,022     2,038    10,842     7,152            23,787
Depreciation   100       100       300       300             1,500
           --------  --------  --------  --------  ----------------
  Total
   expenses  5,122     2,138    11,142     7,452            25,287
           --------  --------  --------  --------  ----------------

Net loss
before income
taxes       (5,122)   (2,138)   (11,142)   (7,452)         (22,712)

Provision
for
income
taxes            -         -          -         -                -
           --------  --------  --------  --------  ----------------

Net income
 (loss)    $(5,122)  $(2,138)  $(11,142)  $(7,452)  $      (22,712)
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
           ========= ========= ========= =========

     The accompanying notes are an integral part of these statements

                             TROPICAL PC, INC.
                       (a development stage company)
                          Statements of Cash Flows
                                (Unaudited)


Statements of Cash Flows

                          Nine months   Nine months      Sept. 22, 2004
                            ending       ending          (inception) to
                           Sept 30,      Sept 30,           Sept 30,
                             2008          2007               2008
                         ------------  ------------  -------------------
Operating activities:
Net income (loss)        $    (11,142)  $    (7,452)   $        (22,712)
Adjustments to reconcile
  net loss to net cash
  Used by operating
  activities
    Accounts payable            5,820            -                  632
    Depreciation                  300           300               1,500
                         -------------  ------------   -----------------
Net cash provided
 (used) by operating
 activities                   (5,022)       (7,152)            (20,580)


Investing activities
Purchase of fixed asset            -             -              (5,190)
                         -------------  ------------   -----------------
Net cash provided
(used) by investing
activities                         -             -              (5,190)


Financing activities:
 Issuances of
  common stock                     -             -              13,500
 Contributed capital               0         7,175              12,270
                         -------------  ------------   -----------------
Net cash provided
 (used) by financing
 activities                        0         7,175              25,770


Net increase
 (decrease)
 in cash                      (5,022)           23                   -

Cash and equivalents-
 beginning                     5,022             3                   -
                         -------------  ------------   -----------------
Cash and equivalents-
 ending                  $         0    $       26     $            -
                         =============  ============   =================

Supplemental disclosures:
Interest paid            $          -   $         -    $              -
                         =============  ============   =================
Income taxes paid        $          -   $         -    $              -
                         =============  ============   =================
Non-cash transactions    $          -   $         -    $              -
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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2008, the Company has recognized $2,575 in revenues and has accumulated operating losses of approximately $(22,712) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations.
All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended December 31, 2007.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

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

TROPICAL BUSINESS
-----------------

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



Results of Operations for the quarter ended September 30, 2008
--------------------------------------------------------------

During the nine months ended September 30, 2008, the Company had a net loss of $(11,142) versus a net loss of $(7,452) for the same period last year. During the three months ended September 30, 2008, the Company had a net loss of $(5,122) versus a net loss of $(2,138) for the same period last year.
For the nine months ending September 30, 2008, the Company experienced general and administrative expenses of $5,022, primarily accounting and legal fees. For the nine months ending September 30, 2008, the Company's general and administrative expenses were $10,842. Since the Company's inception, on September 22, 2004, the Company experienced a net lost $(22,712).

Revenues
--------

During the nine month period ended September 30, 2008, the Company generated no revenues and compared to no revenues for the same period last year. Since inception on September 22, 2004, the Company has generated $2,575 in revenues.

Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year.

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. The Company's need for capital may change dramatically if it can generate additional revenues from its operations. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.


Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(22,712) since its inception on September 22, 2004 through the period ended September 30, 2008. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees.
-----------------------------------------------

As of September 30, 2008, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended September 30, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2008. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.


Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards
------------------------

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Tropical PC is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, EZJR has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

The evaluation examined those disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2008.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Additional procedures were performed in order for management to conclude with reasonable assurance that the Company's financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

(b)  Management's Remediation Initiatives
-----------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10K-SB for the fiscal year ended December 31, 2007 and the discussion in Item 1, above, under "Financial Condition - Liquidity and Capital resources.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

On September 25, 2008, the Company incorporated a subsidiary named "Grand Horizons Excursions," a Nevada corporation. This is a wholly owned subsidiary. The company is in the process of auditing this subsidiary. After the audit has been completed, the company will likely change its fiscal year-end.

Item 6 -- Exhibits

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,    X
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                        X
           as currently in effect
-------------------------------------------------------------------------------
 3.3       Articles of Merger, by                8-K           3.3   12/22/2006
           and between Tropical PC, Inc.
           and DEZ, Inc. dated
           December 11, 2006.
-------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    Tropical PC, Inc.
                                ------------------------
                                       Registrant

                                By: /s/ Jorge Moreno
                                ------------------------------
                                 Name:  Jorge Moreno
                                 Title: President/CFO/Director

Dated:  November 18, 2008
        -----------------