Form 10-K
period 2008-12-31
Tropical PC, Inc.
filed 2009-04-14
CIK 1372200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number:  000-52171

                              Tropical PC, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          20-5220693
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

              3118 W. Parkwood Ave., #111, Webster, TX  77598
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code:  (281) 554-9560

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         [ ] Large accelerated filer      [ ] Accelerated filer
         [ ] Non-accelerated filer        [X] Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes[X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at April 10, 2009, computed by reference to a public offering that closed on December 31, 2004 was $10,500.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of April 10, 2009, the registrant's outstanding common stock consisted of 25,210,000 shares, $0.001 Par Value. Authorized - 75,000,000 common voting shares.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                             Page

ITEM 1.  BUSINESS                                                            5

ITEM 2.  PROPERTIES                                                         19

ITEM 3.  LEGAL PROCEEDINGS                                                  20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                20

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           21

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            22
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        26

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                   27
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                            27

ITEM 10. DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE               30

ITEM 11. EXECUTIVE COMPENSATION                                             34

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                   36
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     37
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                             38

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            39

                            FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may", "could", "estimate", "intend", "continue", "believe", "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o inability to raise additional financing for working capital and product development;

o  inability to find customers for its yacht cruises;

o deterioration in general or regional economic, market and political conditions;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o  inability to efficiently manage our operations;

o  inability to achieve future operating results;

o  our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o  the other risks and uncertainties detailed in this report.

In this form 10-K references to "Tropical PC, Inc.", "the Company", "we", "us", and "our" refer to Tropical PC, Inc..

                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Tropical PC, Inc., 3118 W. Parkwood Ave., #111, Webster, TX 77598.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

Tropical PC, Inc. ("Tropical" or "the Company") was incorporated under the laws of the State of Nevada on September 22, 2004 , under the name Tropical PC, Inc.

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

On December 8, 2008, Grand Horizons Excursions, a Nevada corporation and subsidiary of Tropical PC, Inc. entered into a related party Capital Lease Agreement, whereby Grand Horizons Excursions acquired a yacht from Mr.
David D. Selmon in exchange for 25,000,000 restricted shares of the Registrant's common stock. The Board of Director approved the Capital Lease arrangement on October 1, 2008; however, the lease agreement was not finalized until December 8, 2008.


Our Business
------------

From inception through October, 2008, Tropical PC was pursuing its business plan. Pest control workers treat residential and commercial properties with chemicals and mechanical traps to get rid of rodents, insects, and other common pests. They make periodic visits to their clients' properties to make sure they remain pest-free. They may also control diseases and pests that attack lawns, shrubs, and other outdoor vegetation. The Company's prospective customers and marketing targets included new and pre-owned homebuyers.

With the acquisition of the yacht by our subsidiary, our business focus has shifted, and we are now a provider of yacht services in the Gulf of Mexico.

Yachting offers a broad range of services to suit vacationing customers of many ages, backgrounds and interests. We offer contemporary, and premium yachting experiences. The contemporary experience typically includes cruises that last one days or less, have a more casual ambiance and are less expensive than premium cruises. The premium experience typically includes cruises that last from two to seven days. Premium cruises emphasize quality, comfort, style and more destination-focused itineraries and the average pricing on these cruises is typically higher than contemporary cruises.
There generally is significant overlap and competition among all yachting providers.


Marketing Strategy
------------------

We are a customer service-driven company. We believe that we have established satisfactory support systems for our clients to book a cruise on our yacht.

Currently, we sell our services mainly through word of month. We are looking at expanding the marketing of our services through a wide variety of marketing techniques, including websites, seminars and videos, to familiarize prospective customers with our yachting services.

Our investment in customer service has been focused on the development of systems and specific cruise destinations on the Gulf of Mexico. We have improved our systems by developing greater contact and interactivity with our customer base.

We plan to pursue comprehensive marketing campaigns to market our yachting services to vacationers, and business people. To stimulate demand, we also plan to offer more home port locations, which enable certain guests to lower the price of their cruise vacation by substantially reducing or eliminating the cost of air travel to and from the port.


Seasonality
-----------

Our revenues from the sale of yachting services are seasonal. Historically, demand for yachting has been greatest during the second and third fiscal quarters, which includes the summer months. This higher demand will results in higher revenues during the better weather seasons. The seasonality of our results is also increased due to our yacht being taken out of service for maintenance, which we typically schedule during non-peak demand periods.

Competition
-----------

We compete with land-based vacation alternatives throughout Texas, including, among others, hotels, resorts, theme parks, vacation ownership properties located near the Gulf of Mexico and numerous other vacation choices on the Gulf of Mexico.

There are many other yachts based in the Gulf of Mexico which competes for our customers. Most of our competitors are significantly larger than we are, have been in business much longer than we have, and have significantly more resources at their disposal.


Tropical PC, Inc.'s Funding Requirements
----------------------------------------

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.


Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions
---------------------------------------------------------------------

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.


Research and Development Activities and Costs
---------------------------------------------

Tropical PC, Inc. did not incur any research and development costs for the years ended December 31, 2008 and 2007, and has no plans to undertake any research and development activities during the next year of operations.

Government Regulations
----------------------

We are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which our yacht operates. We are subject periodic inspections to verify compliance with these maritime regulations as discussed more fully below.

Specifically, the International Maritime Organization, sometimes referred to as the "IMO", which operates under the auspices of the United Nations, has adopted safety standards as part of the International Convention for Safety of Life at Sea, sometimes referred to as SOLAS, which is applicable to all of our yacht. Among other things, SOLAS establishes requirements for vessel design, structural features, materials, construction, life saving equipment, safe management and operation and security in order to help ensure passenger and crew safety and security. The SOLAS requirements are revised from time to time, with the most recent modifications being phased-in through 2010.

In 1993, SOLAS was amended to incorporate the International Safety
Management Code, referred to as the "ISM Code." The ISM Code provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators. We have obtained the required certificates demonstrating compliance with the the national authorities.

The most important convention regulating and preventing marine pollution by ships is the IMO International Convention for the Prevention of Pollution from Ships ("MARPOL"), as amended. This convention applies to our yacht and covers accidental and operational oil pollution as well as pollution by various items including, but not limited to, sewage, garbage and air emissions.

Our yacht is subject to a program of periodic inspection by classification societies who conduct annual, intermediate, dry-docking and class renewal surveys. Classification societies conduct these surveys not only to ensure that our yacht is in compliance with international conventions, but also to verify that our yacht has been maintained in accordance with the rules of the society and that recommended repairs have been satisfactorily completed.

Our yacht is subject to inspection by the U.S. Coast Guard for compliance with SOLAS, by the U.S. Public Health Service for sanitary standards, and by other agencies such as U.S. Customs and Border Protection, with regard to customs and immigration.

Finally, our yacht is also subject to various security requirements, primarily including the International Ship and Port Facility Security Code ("ISPS Code"), which is part of SOLAS. Among other things, the ISPS Code requires vessel owners to implement security measures, conduct vessel security assessments, and develop security plans. Under these requirements, we have prepared and submitted security plans for all our ships to their respective country of registry, and International Ship Security Certificates have been issued demonstrating compliance with the ISPS Code. For yacths that are registered in the U.S. or have operations located in the U.S. the Maritime Transportation Security Act of 2002 ("MTSA") is the governing regulation. The MTSA establishes Area Maritime Security requirements for geographic port areas that provide authority for the U.S. Coast Guard to implement operational and physical security measures on a port area basis that could affect our operation in those areas.

We believe that health, environmental, safety and security issues will continue to be an area of focus by relevant government authorities in the U.S. Resulting legislation or regulations, or changes in existing legislation or regulations, could impact our operations and would likely subject us to increasing compliance costs in the future.


Compliance With Environmental Laws
----------------------------------

We are subject to various international, national, state and local environmental protection and health and safety laws, regulations and treaties that govern, among other things, air emissions, employee health and safety, waste discharge, water management and disposal, and storage, handling, use and disposal of hazardous substances, such as chemicals, solvents, paints and asbestos.

In particular, in the U.S., the Act to Prevent Pollution from Ships, implementing the MARPOL convention, provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles and in some cases in the 200-mile exclusive economic zone.

Furthermore, in the U.S., the Oil Pollution Act of 1990 (the "OPA") provides for strict liability for water pollution, such as oil pollution or threatened oil pollution incidents in the 200-mile exclusive economic zone of the U.S., subject to monetary limits. These monetary limits do not apply, however, where the discharge is proximately caused by the gross negligence or willful misconduct or the violation of an applicable safety, construction, or operating regulation by a responsible party; or the responsible party fails or refuses to: report the incident as required by law, provide all reasonable cooperation and assistance in connection with removal operations, or without sufficient cause, comply with an order issued by the federal on-scene coordinator.

Pursuant to the OPA, in order for us to operate in U.S. waters, we are also required to obtain Certificates of Financial Responsibility from the U.S. Coast Guard for each of our ships operating therein. These certificates demonstrate our ability to meet removal costs and damages related to water pollution, such as for an oil spill or a release of a hazardous substance, up to our yacht's statutory liability limit.

In addition, most U.S. states that border a navigable waterways or seacoasts have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law and in some cases have no statutory limits of liability.

If we violate or fail to comply with environmental laws, regulations or treaties, we could be fined or otherwise sanctioned by regulators. We believe that we have taken the necessary steps to comply with environmental laws and regulations.


Employees
---------

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical work is being provided by our officers of the Company on a voluntary basis, without compensation.


Item 1A. Risk Factors.

You should consider carefully the specific risk factors set forth below and other information contained or incorporated by reference in this joint Annual Report on Form 10-K, as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. You should note that the risks described below are not the only risks we face. The risks listed below are only those risks relating to our operations that we consider material. There may be additional risks, that we currently consider not to be material, or which we are not currently aware of, that could have an adverse effect on our future results. Some of the statements in Annual Report on Form 10-K are "forward-looking statements." For a discussion of those statements and of other factors to consider see the "Cautionary Note Concerning Factors That May Affect Future Results" section below.

                      Risk Factors Relating to Our Company
                      ------------------------------------


1. SINCE WE ARE A DEVELOPMENT COMPANY, THERE ARE NO ASSURANCES THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

Our company was incorporated on September 22, 2004. Since inception, we have realized $48,071 in revenues and lost $(26,658). We have no solid operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there are no assurances that we will be successful in realizing added revenues or in achieving or sustaining positive cash flows. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this distribution.


2. IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As discussed in the Notes to Financial Statements included in this registration statement, at December 31, 2008 we had $24,850 in cash and cash equivalents, prepaid expense of $9,874, and current liabilities of $90,018. In addition, we had a net loss of approximately $(26,658) for the period from September 22, 2004 (inception) to December 31, 2008.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period September 22, 2004 (inception) to December 31, 2008. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us. (See Financial Footnote 3.)

3.  WE EXPECT LOSSES IN THE FUTURE BECAUSE WE HAVE GENERATED NO REVENUE.

Since our inception, we have generated $48,071 in revenues, we expect losses over the next eighteen (18) to twenty-four (24) months. We cannot guarantee that we will ever be successful in generating sufficient revenues to cover our expenses. We recognize that if we are unable to sufficient revenues, we will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.


4. TROPICAL PC MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET ITS OBLIGATIONS AND FUND ITS OPERATING EXPENSES.

Failure to raise adequate capital and generate adequate sales revenues to meet Tropical PC's obligations and develop and sustain its operations could result in reducing or ceasing Tropical PC's operations. Additionally, even if Tropical PC does raise sufficient capital and generate revenues to support its operating expenses, there can be no assurances that the revenue will be sufficient to enable Tropical PC to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about Tropical PC's ability to continue as a going concern.


5. SINCE PRESIDENT WORKS FOR US PART TIME, HIS OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

David D. Selmon, our principal officer, does not work for us exclusively and does not devote all of his time to our operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his employment in other activities. His other activities will prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations.

We have not formulated a plan to resolve any possible conflict of interest with her other business activities. Mr. Selmon intends to limit his role in his other business activities and devote more of his time to Tropical PC, Inc. after we attain a sufficient level of revenue and are able to provide sufficient officers' salaries per our business plan. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

6. TROPICAL PC MAY NOT BE ABLE TO COMPETE WITH LARGER YACHT PROVIDES, THE MAJORITY OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN TROPICAL PC DOES.

Many of the Company's competitors are significantly larger and have substantially greater financial, marketing, larger yachts and other resources and have achieved better recognition for their yachting services than our Company. There is no assurance that we will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company.


7.  WE MAY NOT BE ABLE TO FIND SUITABLE EMPLOYEES.

The Company currently relies heavily upon the services and expertise of our officers and director. In order to implement the aggressive business plan of the Company, management recognizes that additional clerical staff will be required. Our officers are the only employed personnel at the outset of operations. Our officers can manage the office functions and bookkeeping services until the Company can generate enough revenues to hire additional staff.

No assurances can be given that the Company will be able to find suitable employees that can support the above needs of the Company or that these employees can be hired on terms favorable to the Company.

8. WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.

9. THE CONTINUED AVAILABILITY OF ATTRACTIVE DESTINATIONS FOR OUR YACHT CRUISES COULD REDUCE OUR NET REVENUE YIELDS AND NET INCOME.

We believe that attractive destinations, including ports that are not overly congested with tourists, are major reasons why our guests choose a yacht cruise versus an alternative vacation option. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors including, but not limited to, security concerns, unusual weather patterns and natural disasters, financial
limitations on port development.   The inability to continue to maintain,
rebuild and increase our destinations or ports of call could adversely affect our net revenue yields and net income.


10. NEW REGULATIONS OF HEALTH, SAFETY, SECURITY AND OTHER REGULATORY ISSUES COULD INCREASE OUR OPERATING COSTS OR NEGATIVELY EFFECT OUR BOOKINGS AND FUTURE NET REVENUE YIELDS AND ADVERSELY AFFECT NET INCOME.

We are subject to various international, national, state and local health, safety and security laws, regulations and treaties. See "Governmental Regulations" for a detailed discussion of these regulatory issues.

We believe that health, safety, security and other regulatory issues will continue to be areas of focus by relevant government authorities in the U.S., Europe and elsewhere. Resulting legislation or regulations, or changes in existing legislation or regulations, could impact our operations and would likely subject us to increasing compliance costs in the future.


11. WE ARE SUBJECT TO MANY ECONOMIC AND POLITICAL FACTORS, INCLUDING CHANGES IN AND COMPLIANCE WITH NUMEROUS RULES AND REGULATIONS THAT ARE BEYOND OUR CONTROL, WHICH COULD RESULT IN INCREASES IN OUR OPERATING, FINANCING AND TAX COSTS AND COULD HARM FUTURE SALES AND PROFITABILITY.

Some of our operating costs, including fuel, food, insurance, payroll and security costs, are subject to increases because of market forces, economic or political instability or decisions beyond our control. In addition, interest rates, currency fluctuations and our ability to obtain debt or equity financing are dependent on many economic and political factors. Actions by U.S. and non-U.S. taxing jurisdictions could also cause an increase in our costs.

12. ACCIDENTS, UNUSUAL WEATHER CONDITIONS OR NATURAL DISASTERS AND OTHER INCIDENTS AFFECTING THE HEALTH, SAFETY, SECURITY AND VACATION SATISFACTION OF PASSENGERS COULD HAVE AN ADVERSE AFFECT ON OUR SALES AND PROFITABILITY.

The operation of a yacht involves the risk of accidents, including those caused by the improper operation of our yacht, passenger and crew illnesses such as the spread of contagious diseases, mechanical failures, fires, collisions and other incidents at sea or while in port, which may bring into question passenger safety, health, security and vacation satisfaction, and thereby adversely effect future industry performance, sales and profitability. In addition, our cruises and port facilities may be impacted by unusual weather patterns or natural disasters, such as hurricanes and earthquakes.
It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises due to these or other factors, which would have an adverse affect on sales and profitability.


13. OUR OFFICER/DIRECTOR OWNS A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our officer/director is our principal stockholder, he beneficially owns approximately or has the right to vote approximately 99% of our outstanding common stock. As a result, this major shareholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these two individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

14. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

As a fully reporting company with the SEC, we will incur legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $10,000 of incremental operating expenses in 2009.

The Sarbanes-Oxley Act also requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

                     RISKS RELATING TO OUR COMMON SHARES
                     -----------------------------------

15. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.


16. OUR COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


17. THERE IS NO CURRENT TRADING MARKET FOR TROPICAL PC'S SECURITIES AND IF A TRADING MARKET DOES NOT DEVELOP, PURCHASERS OF TROPICAL PC'S SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

There is currently no established public trading market for Tropical PC's securities and an active trading market in Tropical PC's securities may not develop or, if developed, may not be sustained.


18. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.


      Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements contained in this Annual Report on Form 10-K are "forward-looking statements" that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlook, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have tried, wherever possible, to identify these statements by using words like "will," "may," "believes," "expects," "anticipates," "forecast," "future," "intends," "plans," and "estimates" and for similar expressions.

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Annual Report on Form 10-K. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, fuel costs, cost per available lower berth day, estimates of ship depreciable lives and/or residual values, outlook or business prospects.

Forward-looking statements should not be relied upon as a prediction of actual results. Subject to any continuing obligations under applicable law or any relevant listing rules, we expressly disclaim any obligation to disseminate, after the date of this Annual Report on Form 10-K, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently located at 3118 W. Parkwood Ave., #111, Webster, TX 77598. Our telephone number is (281) 554-9560. This space consists of a unit within a larger building that is also used by unrelated businesses. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. Our officer will not seek reimbursement for past office expenses.

Item 3. Legal Proceedings.

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


Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the past fiscal year.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Tropical PC, Inc. Common Stock, $0.001 par value, is not traded on any stock market.

(b) Holders of Common Stock

As of April 10, 2009, there were approximately forty-one (41) holders of record of our Common Stock and 25,210,000 shares issued and outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.


(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e) Recent Sales of Unregistered Securities

On December 8, 2008, Grand Horizons Excursions, a Nevada corporation and subsidiary of Tropical PC, Inc. entered into a related party Capital Lease Agreement, whereby Grand Horizons Excursions acquired a yacht from Mr. David D. Selmon in exchange for 25,000,000 restricted shares of the Company's common stock.

On October 7, 2008, the Company's subsidiary issued 40,000 shares of its $0.001 par value Series A preferred stock for $40,000 in cash.

Each holder of the Series A Preferred Stock, after one year of ownership, but no later than three years shall have the right to convert all of their Stock into Stock of the Common Stock of the subsidiary, as follows: each share of Series A Preferred Stock can be exchanged for two hundred fifty (250) Stock of Common Stock of the subsidiary.

The Series A Preferred Stock have a liquidation preference of $1.00 per share plus all cumulative dividends. At the third year anniversary date of the initial issuance of the Series A Preferred Stock, these Stock will be automatically converted into common stock (at the exchange rate of 250 common shares for each preferred share) unless the holder of the Series A Preferred Stock exercises an option to receive 130% of the stated value (the option price would be $1.30 per share) plus all unpaid cumulated dividends.



(f) Issuer Purchases of Equity Securities

Immediately after the related party Capital Lease Agreement was consummated, the founder of Tropical PC, Inc., Jorge Moreno cancelled 600,000 shares of the Company's Common Stock held by him.

Item 6. Selected Financial Data.

Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

Tropical PC, Inc. is a provider of yacht cruises in the Gulf of Mexico.

Results of Operations for the year ended December 31, 2008
----------------------------------------------------------

We earned $48,071 in revenues since our inception on September 22, 2004 through December 31, 2008. We are presently in the development stage of our business and we can provide no assurance that we will be successful in executing our business plan.

For the period of inception through December 31, 2008 we generated $48,071 in revenues. Since our inception on September 22, 2004, we experienced a net loss of $(26,658). For the year ending December 31, 2008 we lost $(9,966) as compared to a loss of $(7,585) for the same period last year. We anticipate our operating expenses will increase as we build our operations. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

Revenues
--------

We generated $45,496 in revenues for the year ending December 31, 2008 as compared to no revenues last year when the Company was somewhat inactive. We do not anticipate generating any significant revenues for at least 24 months.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of December 31, 2008 reflects $34,724 in current assets and $90,018 in current liabilities.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital and we would have to issue debt or equity or enter into a strategic arrangement with a third party. We intend to try and raise capital through a private offering after this registration statement is declared effective and our shares are quoted on the Over the Counter Bulletin Board. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Our officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.


Going Concern
-------------

The financial conditions evidenced by the accompanying financial statements raise substantial doubt as to our ability to continue as a going concern. Our plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

We do not anticipate performing any product research and development under our current plan of operation.


Expected purchase or sale of property and significant equipment
---------------------------------------------------------------

We do not anticipate the purchase or sale of any property or significant equipment.

Significant changes in the number of employees
----------------------------------------------

As of December 31, 2008, we did not have any employees. We are dependent upon our officers and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


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

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

New Accounting Standards
------------------------

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4
Statements of Cash Flows                                           F-5
Notes to Financials                                                F-6


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         -------------------------------------------------------

To the Board of Directors
Tropical PC, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Tropical PC, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception on September 22, 2004 through December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tropical PC, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception on September 22, 2004 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses of $26,688 for the period from September 22, 2004 (inception) through December 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    April 10, 2009

                  6490 West Desert Inn Rd, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501

                         TROPICAL PC, INC. AND SUBSIDIARY
                          (a development stage company)
                           Consolidated Balance Sheets

Consolidated Balance Sheets
                                                  Dec. 31,   Dec. 31,
                                                    2008       2007
                                                  ---------  ---------
Assets

Current Assets:
   Cash                                           $  6,250   $      18
   Funds held in escrow                             18,600       5,000
   Prepaid expenses                                  9,874           -
                                                  ---------  ---------
     Total current assets                           34,724       5,018
Equipment, net                                     469,063       3,990
                                                  ---------  ---------

Total Assets                                      $503,787   $   9,008
                                                  =========  =========

Liabilities and Stockholders' Equity

Liabilities

Current liabilities:
   Accounts payable                                     18           -
   Current portion lease payable                    90,000           -
                                                  ---------  ---------
     Total current liabilities                      90,018           -

Long term liabilities:
   Lease payable                                   205,493           -
                                                  ---------  ---------
     Total long term liabilities                   205,493           -
                                                  ---------  ---------
   Total liabilities                               295,511           -
                                                  ---------  ---------
Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
     shares authorized, 25,210,000, 810,000
     shares issued and outstanding as of
     12/31/2008 and 12/31/2007 respectively         25,210        810
   Additional paid-in capital                      169,724     24,890
   Non Controlling Interest                         40,000          -
   (Deficit) accumulated during
     development stage                             (26,658)   (16,692)
                                                  ---------  ---------
   Total stockholders' equity                      208,276      9,008
                                                  ---------  ---------
Total stockholders' equity and liabilities        $503,787   $  9,008
                                                  =========  =========

     The accompanying notes are an integral part of these statements

                     TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                   Consolidated Statements of Operations


Consolidated Statements of Operations
                                                       September 22, 2004
                          Year Ending   Year Ending      (Inception) to
                         December 31,   December 31,      December 31,
                             2008           2007              2008
                         -------------  ------------   -----------------
Revenue                  $     45,496   $         -    $         48,071
                         -------------  ------------   -----------------

Expenses:
General and
   administrative
   expenses                    45,534         7,185              63,601
Depreciation                    6,238           400               7,438
Fixed Asset Distributed
   to former shareholder        3,690             -               3,690
                         -------------  ------------   -----------------
  Total expenses               55,462         7,585              74,729
                         -------------  ------------   -----------------

Net income (loss) before
 income taxes                  (9,966)       (7,585)            (26,658)

Provision for
 income taxes                       -             -                   -
                         -------------  ------------   -----------------

Net income (loss)        $     (9,966)  $    (7,585)   $        (26,658)
                         =============  ============   =================

Net income (loss)
 per share-
 basic and fully
 diluted                 $      (0.00)  $     (0.01)
                         =============  ============

Weighted average
 number of common
 shares outstanding-
 basic and fully
 diluted                    2,347,534       810,000
                         =============  ============

     The accompanying notes are an integral part of these statements

                      TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                Consolidated Statements of Stockholders' Equity


Consolidated Statements of Stockholders' Equity

                                                         Accumulated
           Preferred        Common                 Non-   (Deficit)   Total
             Stock          Stock      Additional Contr-    During    Stock-
       -------------- ------------------ Paid-in  olling Development holders'
       Shares Amount    Shares   Amount  Capital Interest   Stage     Equity
       ------ ------- ---------- ------- ------- -------- ----------- ---------
Founder's
initial
investment,
9/23/04
$0.001
per share   - $     -    600,000 $   600 $ 2,400 $      - $        -  $  3,000

Net Income
(loss)
year ended
December 31,
2004                                                          (2,190)   (2,190)
       ------ ------- ---------- ------- ------- -------- ----------- ---------

Balance,
December 31,
2004                     600,000 $   600  (2,400)             (2,190)      810

Issuance
of Reg. D,
Rule 504
Subscription
Shares,                  210,000     210  10,290                        10,500

Net Income
(loss)
year ended
December 31,
2005                                                          (6,108)   (6,108)
       ------ ------- ---------- ------- ------- -------- ----------- ---------



                      TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
         Consolidated Statements of Stockholders' Equity (Continued)

                                                         Accumulated
           Preferred        Common                 Non-   (Deficit)   Total
             Stock          Stock      Additional Contr-    During    Stock-
       -------------- ------------------ Paid-in  olling Development holders'
       Shares Amount    Shares   Amount  Capital Interest   Stage     Equity
       ------ ------- ---------- ------- ------- -------- ----------- ---------
Net Income
(loss)
year ended
December 31,
2005                                                          (6,108)   (6,108)
       ------ ------- ---------- ------- ------- -------- ----------- ---------

Balance,
December 31,
2005                     810,000     810  12,690              (8,298)    5,202

Net Income
(loss)
year ended
December 31,
2006                                                            (809)     (809)
       ------ ------- ---------- ------- ------- -------- ----------- ---------

Balance,
December 31,
2006                     810,000     810  12,690              (9,107)    4,393

Contributed
capital                                    7,200                         7,200

Contributed
capital for
subsidiary
spin-off                                   5,000                         5,000


Net Income
(loss)
year ended
December 31,
2007                                                          (7,585)   (7,585)
       ------ ------- ---------- ------- ------- -------- ----------- ---------

Balance,
December 31,
2007                              810,000     810  24,890    (16,692)    9,008

      The accompanying notes are an integral part of these statements



                      TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
          Consolidated Statements of Stockholders' Equity (Continued)

                                                         Accumulated
           Preferred        Common                 Non-   (Deficit)   Total
             Stock          Stock      Additional Contr-    During    Stock-
       -------------- ------------------ Paid-in  olling Development holders'
       Shares Amount    Shares   Amount  Capital Interest   Stage     Equity
       ------ ------- ---------- ------- ------- -------- ----------- ---------
Balance,
December 31,
2007                     810,000     810  24,890             (16,692)    9,008

October 2008
Issuance of
Series A
Convertible
Preferred
Shares of
Subsidiary
for cash at
$1.00 per
share                                              40,000               40,000

December 2008
Return of
Founders'
shares                 (600,000)   (600)     600        -          -         -

December 2008
Issuance of
common
shares for
acquisition
of fixed
assets at
$0.007 per
share                 25,000,000  25,000 144,234                       169,234

Net income
for the
year ended
December 31,
2008                                                          (9,966)   (9,966)
       ------ ------- ---------- ------- -------- ------- ----------- ---------

Balance,
December 31,
2008        - $     - 25,210,000 $25,210 $169,724 $40,000 $ (26,658)  $208,276
       ====== ======= ========== ======= ======== ======= =========== =========

      The accompanying notes are an integral part of these statements

                      TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                    Consolidated Statements of Cash Flows


Consolidated Statements of Cash Flows

                                                       September 22, 2004
                          Year Ending   Year Ending      (Inception) to
                         December 31,   December 31,      December 31,
                             2008           2007              2008
                         -------------  ------------   -----------------
Operating activities:
Net income (loss)        $     (9,966)  $    (7,585)   $        (26,658)
Adjustments to reconcile
  net loss to net cash
  Used by operating
  activities
    Depreciation                6,238           400               7,438
    (Increase) in
      prepaid expenses         (9,874)            -              (9,874)
    Increase in
      accounts payable             18             -                  18
                         -------------  ------------   -----------------
Net cash provided
 (used) by operating
 activities                    (9,894)       (7,185)            (25,386)


Investing activities:
Purchase of fixed asset      (475,000)            -            (480,190)
                         -------------  ------------   -----------------
Net cash provided
(used) by investing
activities                   (475,000)            -            (480,190)


Financing activities:
 Issuances of
  common stock                169,233             -             182,733
 Non-controlling interest      40,000             -              40,000
 Contributed capital                -        12,200              12,200
 Lease payable                295,493             -             295,493
                         -------------  ------------   -----------------
Net cash provided
 (used) by financing
 activities                   504,726        12,200             530,426


Net increase
 (decrease)
 in cash                       19,832         5,015              24,850

Cash and equivalents-
 beginning                      5,018             3                   -
                         -------------  ------------   -----------------
Cash and equivalents-
 ending                  $     24,850   $     5,018    $         24,850
                         =============  ============   =================

Supplemental disclosures:
 Interest paid           $          -   $         -    $              -
                         =============  ============   =================
Income taxes paid        $          -   $         -    $              -
                         =============  ============   =================
Non-cash transactions    $          -   $         -    $              -
                         =============  ============   =================

     The accompanying notes are an integral part of these statements

                      TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             December 31, 2008

NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

Tropical PC, Inc. (the Company) was incorporated under the laws of the state of Nevada on September 22, 2004. The Company has two officers and a Director and was organized to provide residential and commercial pest control services in Southern Nevada.

The Company has minimal operations and in accordance with the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, the Company is considered a development stage company.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has cash assets of $24,850 and liabilities of $295,511 as of December 31, 2008. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Earnings per Share
------------------
Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity, but these potential common stock equivalents were determined to be antidilutive.

Calculation of net income (loss) per share is as follows:

                                       For the year ended  For the year ended
                                       December 31, 2008   December 31, 2007
                                       ------------------  ------------------
Net income (loss) (numerator)          $          (9,966)  $          (7,585)
                                       ==================  ==================
Weighted average common
  shares outstanding                           2,347,534             810,534
                                       ==================  ==================
Basic gain (loss) per share            $           (0.00)  $           (0.01)
                                       ==================  ==================

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period shown.

                      TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             December 31, 2008

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES-CONTINUED

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

Principle of Consolidation
--------------------------
The financial statements include the accounts of Tropical PC, Inc. and its subsidiary, Grand Horizons Excursions. Intercompany transactions and balances have been eliminated. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method. (See Note 5)

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $(26,688) for the period from September 22, 2004 (inception) to December 31, 2008. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

                     TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             December 31, 2008

NOTE 3.   GOING CONCERN (continued)

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

NOTE 4.   STOCKHOLDERS'EQUITY

Common Stock
------------

On September 23, 2004, the Company issued 3,000,000 shares of its $0.001 par value common stock to its officer and Director for $3,000 in cash.

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

On December 8, 2008, Grand Horizons Excursions, a Nevada corporation and subsidiary of Tropical PC, Inc. entered into a related party Capital Lease Agreement, whereby Grand Horizons Excursions acquired a yacht from Mr. David D. Selmon in exchange for 25,000,000 restricted shares of the Company's common stock.

Immediately after the related party Capital Lease Agreement was consummated, the founder of Tropical PC, Inc., Jorge Moreno cancelled 600,000 shares of the Company's Common Stock held by him. This cancellation represented his entire ownership in the Company.


NOTE 5.   NON CONTROLLING INTEREST

Preferred Stock
---------------
On October 7, 2008, the Company's subsidiary issued 40,000 shares of its $0.001 par value Series A preferred stock for $40,000 in cash.

                      TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             December 31, 2008

NOTE 5.   NON CONTROLLING INTEREST (continued)

Preferred Stock
---------------
The Company recognized minority interest of $40,000 according to SFAS No. 160. These shares are subject to such other terms as determined by the board of Directors of the corporation prior to their issuance. Each Series A Preferred Share is 10% cumulative stock that accrues daily upon issuance and is payable upon the yearly anniversary date of the initial issuance. Each holder of the Series A Preferred Stock, after one year of ownership, but no later than three years shall have the right to convert all of their Stock into Stock of the Common Stock of the subsidiary, as follows: each share of Series A Preferred Stock can be exchanged for two hundred fifty (250) Stock of Common Stock of the subsidiary.

The Series A Preferred Stock have a liquidation preference of $1.00 per share plus all cumulative dividends. At the third year anniversary date of the initial issuance of the Series A Preferred Stock, these Stock will be automatically converted into common stock (at the exchange rate of 250 common shares for each preferred share) unless the holder of the Series A Preferred Stock exercises an option to receive 130% of the stated value (the option price would be $1.30 per share) plus all unpaid cumulated dividends.


NOTE 6.   RELATED PARTY TRANSACTIONS

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

The officer and director of the company has entered into a Capital Lease Agreement with the company (see Note 7).

NOTE 7.    PROVISION FOR INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax

                     TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             December 31, 2008


NOTE 7.    PROVISION FOR INCOME TAXES (continued)

assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   ------
                   Total                               -%

Income tax benefits as of December 31, 2008, are calculated as follows:

                            Book loss         $ 9,966
                            Less: Book              -
                            depreciation
                            Add: Tax                -
                            depreciation
                                              --------
                            Net loss          $ 9,966
                            Effective              34%
                            tax rate
                                              --------
                            Tax benefit       $ 3,388
                            Valuation         $(3,388)
                            allowance
                                              --------
                                              $     -
                                              --------

During the year ended December 31, 2008, the Company recorded a valuation allowance of $9,966 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended December 31, 2008.

                     TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             December 31, 2008


NOTE 7.    PROVISION FOR INCOME TAXES (continued)

Tax net operating loss carryforwards as of December 31, 2008, have the following expiration dates:

                               EXPIRATION  AMOUNT
                               DATE
                                  2028     $9,966
                                  2027      8,368
                                  2026      1,981
                                  2025      6,368
                                  2024      2,190

The alternative minimum tax (AMT) credit carryforward may be carried forward indefinitely to reduce future regular federal income taxes payable.

The provision for income taxes charged to income from continuing operations for the year ended December 31, 2008, consists of the following:

                             Current tax      $     -0-
                             expense
                             Deferred tax         3,388
                             (benefit)
                             Benefit of
                             operating
                             loss
                             carryforwards          -0-
                             Investment             -0-
                             tax credits
                                               ---------
                             Total             $ (3,388)
                                               ---------


NOTE 8.   CAPITAL LEASES AND OTHER COMMITMENTS:

On December 8, 2008, Grand Horizons Excursions, a Nevada corporation and subsidiary of Tropical PC, Inc. entered into a related party Capital Lease Agreement, whereby Grand Horizons Excursions acquired a yacht from Mr.
David D. Selmon in exchange for 25,000,000 restricted shares of the Registrant's common stock. The Board of Director approved the Capital Lease arrangement on October 1, 2008; however, the lease agreement was not finalized until December 8, 2008.

                      TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             December 31, 2008


NOTE 8.   CAPITAL LEASES AND OTHER COMMITMENTS (continued):

The term of the lease is for three (3) years commencing on October 1, 2008, and ends at midnight on September 30, 2011.

           October 1, 2008 to December 31, 2008       $ 22,500
           January 1, 2009 to December 31, 2009       $ 90,000
           January 1, 2010 to December 31, 2010       $ 90,000
           January 1, 2011 to September 30, 2011      $ 67,500
                                                      --------
                                          Total:      $270,000

NOTE 9.   RECENT PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

                      TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             December 31, 2008

NOTE 9.   RECENT PRONOUNCEMENTS (continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.

                     TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             December 31, 2008

NOTE 9.   RECENT PRONOUNCEMENTS (continued)

This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

                     TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             December 31, 2008


NOTE 9.   RECENT PRONOUNCEMENTS (continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.


NOTE 10.  CONCENTRATIONS OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our President (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and chief financial officer initially concluded that our disclosure controls and procedures were not effective.


Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officer and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.
This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and the aforementioned material weakness was identified by our President in connection with the review of our financial statements as of December 31, 2008.

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


Management's Remediation Initiatives
------------------------------------

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


Item 9B. Other Information.

None.

                                    PART III

Item 10. Director, Executive Officer and Corporate Governance.

The following table sets forth certain information regarding our current director and executive officer. Our executive officers serve one-year terms. Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officer.


Name                Age                 Position
----------------    ---                 ------------------------------------
David D. Selmon     52                  Director & CEO
Melissa Fernandez   28                  Secretary
-----------------------------------------------------------------------------

Biography of David D. Selmon, Director & CEO
--------------------------------------------

2008-Present - Director and President of Grand Horizons Excursions, a Nevada corporation, and a subsidiary of Tropical PC, Inc.

1982-Present - Self-employed. Started own bookkeeping and tax preparation firm in August 1979. Incorporated David Selmon, Inc. in December 1982 in Texas. Clients include auto repair shops, investment and consulting operations, real estate lessors, homeowner associations, brewing & processing plants, and various others.

2000 - 2004 Member of the board of directors of a publicly traded company InsynQ, Inc., resigned due to logistics.

Worked for a regional Texas CPA firm (Sellers and Sellers PC) from December 1980 thru July 1982.

Member of the U.S. Army from July 1975 thru June 1979. Honorable discharge with rank of Sergeant.

Education:

Graduated with honors (magna cum laude) from University of Houston System, Downtown College, May 1983. Bachelor of Science in Business Administration with a concentration in accounting and taxation.

He is a licensed United States Coast Guard merchant marine, certificate number 1168094 issued February 5, 2007.

Further, he is an active professional divemaster, Professional Association of Dive Instructors certificate number 179774 issued January 14, 2002.

Biography of Melissa Fernandez, Secretary
-----------------------------------------

Melissa Fernandez is currently employed as a customer service representative with Wells Fargo Insurance Services.

She has managed nightclubs and other entertainment facilities.

She was the corporate Secretary of General Telephony.com, Inc. from November 12, 1999 to December, 2002.

She has attended Houston Community College.



Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officer and director, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officer and director, we believe that as of the date of this report they were not current in his 16(a) reports.

Board of Directors
------------------

Our board of directors currently consists of one member, Mr. David D. Selmon. Our directors serve one-year terms.

Audit Committee
---------------

The company does not presently have an Audit Committee. The member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.


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

Code of Ethics
--------------

We have not adopted a Code of Ethics for the Board and any salaried employees.


Limitation of Liability of Directors
------------------------------------

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.


Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Tropical PC, Inc. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Tropical PC, Inc. shares, unless the transaction is approved by Tropical PC, Inc.'s Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Tropical PC, Inc.

Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended December 31, 2008 for our President and sole director. We did not have any executive officer as of the fiscal year end of December 31, 2008 receive any compensation.

Compensation
------------

As a result of the Company's current limited available cash, no officer or director received compensation since September 22, 2004 (inception) of the company through December 31, 2008. Tropical PC, Inc. has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Dec. 31   ($)    ($)    ($)      ($)      ($)
-----------------------------------------------------------------------------
David D. Selmon      CEO/Dir.  2008    -0-    -0-      -0-     -0-     -0-
Melissa Fernandez    Sec.      2008    -0-    -0-      -0-     -0-     -0-


We do not maintain key-man life insurance for our executive officer/ director. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officer or director from inception through fiscal year end December 31, 2008.


Outstanding Equity Awards at 2008 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of December 31, 2008.

Option Exercises for Fiscal 2008
--------------------------------

There were no options exercised by our named executive officer in fiscal 2008.


Potential Payments Upon Termination or Change in Control
--------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of her resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation
---------------------

We did not pay our director any compensation during fiscal years ending December 31, 2008 or December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


The following table presents information, to the best of our knowledge, about the ownership of our common stock on April 10, 2009 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after January 12, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Tropical PC, Inc.'s common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.




                                                         Amount
Title     Name and Address                               of shares    Percent
of        of Beneficial                                  held by       of
Class     Owner of Shares                Position        Owner        Class(1)
----------------------------------------------------------------------------

Common     David D. Selmon (2)           Chairman/CEO    25,000,000     99.1%
Common     Melissa Fernandez (3)         Secretary                0      -
------------------------------------------------------------------------------
All Executive Officers, Directors
as a Group  (2 persons)                                  25,000,000     99.1%

(1) The percentages listed in the percent of class column are based upon 25,210,000 issued and outstanding shares of Common Stock.

(2)  David D. Selmon, 3118 W. Parkwood Ave., #111, Webster, TX  77598.

(3)  Melissa Fernande, 3118 W. Parkwood Ave., #111, Webster, TX  77598.



We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

The company's officer/director has contributed office space for our use for all periods presented. There is no charge to us for the space.

Through a Board Resolution, the Company's subsidiary, Grand Horizon Excursions entered into Capital Lease Agreement to lease a yacht from Mr. David D. Selmon. Mr. Selmon is an officer and director of Grand
Horizon Excursions. Upon consummation of the Capital Lease Agreement, Mr. Selmon becomes a director and officer of Tropical PC, Inc. During the lease period, Mr. Selmon will continue to hold title in the yacht.

Mr. Selmon is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Through a Board Resolution, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform an audit of the financials for the Company. Moore & Associates, Chartered own no stock in the Company. The company has no formal contract with its accountants, they are paid on a fee for service basis.

Item 14. Principal Accountant Fees and Services.

Moore & Associates, Chartered served as our principal independent public accountants for fiscal years ending December 31, 2008 and December 31, 2007. Aggregate fees billed to us for the years ended December 31, 2008 and 2007 by Moore & Associates were as follows:


                                                         For the Years Ended
                                                              December 31,
                                                         -------------------
                                                            2008      2007
                                                         -------------------
(1) Audit Fees(1)                                          $5,750    $2,000
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                               $1,400      -0-
(4) All Other Fees                                           -0-       -0-

Total fees paid or accrued to our principal auditor


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our director then makes a determination to approve or disapprove the engagement of Moore & Associates for the proposed services. In the fiscal year ending December 31, 2008, all fees paid to Moore & Associates were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.


The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       27
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4
Statements of Cash Flows                                              F-5

(b) 2. Financial Statement Schedules

None.

(c) 3.  Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,           10-Q           3.1   11/21/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                               10-Q           3.1   11/21/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.3       Articles of Merger, by                8-K           3.3   12/22/2006
           and between Tropical PC, Inc.
           and DEZ, Inc. dated
           December 11, 2006.
-------------------------------------------------------------------------------
10.1       Capital Lease Agreement dated         8-K          10.1   12/09/2008
           December 8, 2008
-------------------------------------------------------------------------------
23.1       Consent Letter from Moore      X
           and Associates Chartered
-------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
32.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Tropical PC, Inc.
--------------------------
        Registrant

By: /s/ David D. Selmon
    ---------------------------
        David D. Selmon
        Chief Executive Officer
        and Director

Date:  April 10, 2009
       --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name


By: /s/ David D. Selmon
    --------------------------------
        David D. Selmon
        Chief Executive officer
        And Director


Date:  April 10, 2009
       --------------