Form 10-Q
period 2009-03-31
Tropical PC, Inc.
filed 2009-05-19
CIK 1372200

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

                For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |X| No |_|

As of May 14, 2009, the registrant's outstanding common stock consisted of 25,210,000 shares, $0.001 Par Value. Authorized - 75,000,000 common voting shares.

                              Table of Contents
                                 Tropical PC, Inc.
                              Index to Form 10-Q
                 For the Quarterly Period Ended March 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of March 31, 2009 and December 31, 2008              3

   Statements of Income for the three months
     ended March 31, 2009 and 2008                                        4

   Statements of Cash Flows for the three months
    ended March 31, 2009 and 2008                                         5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.  Controls and Procedures                                         15

Part II  Other Information

Item 1.  Legal Proceedings                                               18

Item 1A.  Risk Factors                                                   18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     18

Item 3 -- Defaults Upon Senior Securities                                18

Item 4 -- Submission of Matters to a Vote of Security Holders            18

Item 5 -- Other Information                                              18

Item 6.  Exhibits                                                        19

Signatures                                                               20


Part I.  Financial Information

Item 1.  Financial Statements

                         TROPICAL PC, INC. AND SUBSIDIARY
                          (a development stage company)
                           Consolidated Balance Sheets

                                                  Mar. 31,
                                                    2009     Dec. 31,
                                                 (unaudited)   2008
                                                  ---------  ---------
Assets

Current Assets:
   Cash                                           $ 13,929   $   6,250
   Funds held in escrow                             18,600      18,600
   Prepaid expenses                                  6,751       9,874
                                                  ---------  ---------
     Total current assets                           39,280      34,724
Equipment, net                                     463,125     469,063
                                                  ---------  ---------

Total Assets                                      $502,405   $ 503,787
                                                  =========  =========

Liabilities and Stockholders' Equity

Liabilities

Current liabilities:
   Accounts payable                                 16,063          18
   Current portion lease payable                    90,000      90,000
                                                  ---------  ---------
     Total current liabilities                     106,063      90,018

Long term liabilities:
   Due to Related Party                             28,825           -
   Lease payable                                   182,993     205,493
                                                  ---------  ---------
     Total long term liabilities                   211,818     205,493
                                                  ---------  ---------
   Total liabilities                               317,881     295,511
                                                  ---------  ---------
Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
     shares authorized, 25,210,000, 25,210,000
     shares issued and outstanding as of
     3/31/2009 and 12/31/2008 respectively          25,210     25,210
   Additional paid-in capital                      169,724    169,724
   Non Controlling Interest                         40,000     40,000
   (Deficit) accumulated during
     development stage                             (50,410)   (26,658)
                                                  ---------  ---------
   Total stockholders' equity                      184,524    208,276
                                                  ---------  ---------
Total stockholders' equity and liabilities        $502,405   $503,787
                                                  =========  =========

     The accompanying notes are an integral part of these statements

                     TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                   Consolidated Statements of Operations
                               (Unaudited)


                         For the Three  For the Three  September 22, 2004
                         Months Ending  Months Ending    (Inception) to
                           March 31,      March 31,         March 31,
                             2009           2008              2009
                         -------------  ------------   -----------------
Revenue                  $      7,056   $         -    $         55,127
                         -------------  ------------   -----------------

Expenses:
General and
   administrative
   expenses                     5,651         5,787              69,252
Repairs and Maintenance        19,219             -              19,219
Depreciation                    5,938           100              13,376
Fixed Asset Distributed
   to former shareholder            -             -               3,690
                         -------------  ------------   -----------------
  Total expenses               30,808         5,887             105,537
                         -------------  ------------   -----------------

Net income (loss) before
 income taxes                 (23,752)       (5,887)            (50,410)

Provision for
 income taxes                       -             -                   -
                         -------------  ------------   -----------------

Net income (loss)        $    (23,752)  $    (5,887)   $        (50,410)
                         =============  ============   =================

Earnings (loss)
 per share-
 basic and fully
 diluted                 $      (0.01)  $     (0.01)
                         =============  ============

Weighted average
 number of common
 shares outstanding-
 basic and fully
 diluted                    2,347,534       810,000
                         =============  ============

     The accompanying notes are an integral part of these statements

                      TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                    Consolidated Statements of Cash Flows
                               (Unaudited)


                         For the Three  For the Three  September 22, 2004
                         Months Ending  Months Ending    (Inception) to
                           March 31,      March 31,         March 31,
                             2009           2008              2009
                         -------------  ------------   -----------------
Operating activities:
Net income (loss)        $    (23,752)  $    (5,887)   $        (50,410)
Adjustments to reconcile
  net loss to net cash
  Used by operating
  activities
    Depreciation                5,938           100              13,376
    Fixed Asset
     Distributed to
     former shareholder                                           3,690
    Decrease (Increase)
     in prepaid expenses        3,123             -              (6,751)
    Increase in
      accounts payable         16,045         5,754              16,063
                         -------------  ------------   -----------------
Net cash provided
 (used) by operating
 activities                     1,354           (33)            (24,032)


Investing activities:
Purchase of fixed asset             -             -            (480,190)
                         -------------  ------------   -----------------
Net cash provided
(used) by investing
activities                          -             -            (480,190)


Financing activities:
 Issuances of
  common stock                      -             -             182,733
 Non-controlling interest           -             -              40,000
 Contributed capital                -            40              12,200
 Lease payable                (22,500)            -             272,993
 Due To: Related Party         28,825             -              28,825
                         -------------  ------------   -----------------
Net cash provided
 (used) by financing
 activities                     6,325            40             536,751


Net increase
 (decrease)
 in cash                        7,679             7              32,529

Cash and equivalents-
 beginning                     24,850         5,018                   -
                         -------------  ------------   -----------------
Cash and equivalents-
 ending                  $     32,529   $     5,025    $         32,529
                         =============  ============   =================

Supplemental disclosures:
 Interest paid           $          -   $         -    $              -
                         =============  ============   =================
Income taxes paid        $          -   $         -    $              -
                         =============  ============   =================
Non-cash transactions    $          -   $         -    $              -
                         =============  ============   =================

     The accompanying notes are an integral part of these statements

                      TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                                   Notes


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's 10-K annual report. The
Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2009, the Company has recognized $55,127 in revenues and has accumulated operating losses of approximately $(50,410) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                      TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                                   Notes

Note 3 - Related party transactions

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

During the three months ending March 31, 2009, an officer loaned the Company $28,825, with no stated interest, or fixed term of repayment. The total loans payable to this officer are $28,825 at March 31, 2009.

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


Our Business
------------

From inception through October, 2008, Tropical PC provided pest control management for residential and commercial properties.

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



Results of Operations for the quarter ended March 31, 2009
----------------------------------------------------------

During the three months ended March 31, 2009, the Company had a net loss of $(23,752) or $(0.01) per share versus a net loss of $(5,887) or $(0.01) per share for the same period last year. For the three months ending March 31, 2009, the Company experienced general and administrative expenses of $5,651, primarily accounting and legal fees, $19,219 in repairs and maintenance, and $5,938 in depreciation. Since the Company's inception, on September 22, 2004, the Company experienced a net lost $(50,410).


Revenues
--------

During the three month period ended March 31, 2009, the Company generated $7,057 in revenues and compared to no revenues for the same period last year. Since inception on September 22, 2004, the Company has generated $55,127 in revenues.

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


Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(22,712) since its inception on September 22, 2004 through the period ended March 31, 2009. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation
----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation.


Expected purchase or sale of plant and significant equipment
------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees
----------------------------------------------

As of March 31, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business.

The balance sheet as of March 31, 2009 reflects cash of $13,929, an additional $18,600 cash held in an escrow account, current assets of $39,280 and current Liabilities of $106,063. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Management believes it has sufficient funds to remain operational for the next twelve months.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended March 31, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2007 and the discussion in
Item 1, above, under "Liquidity and Capital Resources."


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

None.

Item 6 -- Exhibits

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

                                    Tropical PC, Inc.
                                ------------------------
                                       Registrant

                                By: /s/ David D. Selmon
                                ------------------------------
                                 Name:  David D. Selmon
                                 Title: Chief Executive Officer
                                        and Director


Dated:  May 14, 2009
        ------------