Form 10-Q
period 2009-06-30
Tropical PC, Inc.
filed 2009-08-19
CIK 1372200

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of August 18, 2009, the registrant's outstanding common stock consisted of 25,210,000 shares, $0.001 Par Value. Authorized - 75,000,000 common voting shares.

                              Table of Contents
                              Tropical PC, Inc.
                              Index to Form 10-Q
                For the Quarterly Period Ended June 30, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of June 30, 2009 and December 31, 2008               3

   Statements of Income for the three and six months
     ended June 30, 2009 and 2008                                         4

   Statements of Cash Flows for the six months
    ended June 30, 2009 and 2008                                          5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.  Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               19

Item 1A.  Risk Factors                                                   19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     19

Item 3 -- Defaults Upon Senior Securities                                19

Item 4 -- Submission of Matters to a Vote of Security Holders            19

Item 5 -- Other Information                                              19

Item 6.  Exhibits                                                        20

Signatures                                                               21


Part I.  Financial Information

Item 1.  Financial Statements

                         TROPICAL PC, INC. AND SUBSIDIARY
                          (a development stage company)
                           Consolidated Balance Sheets

                                                  June 30,
                                                    2009    December 31,
                                                 (Unaudited)   2008
                                                  ---------  ---------
ASSETS
Current Assets:
   Cash                                           $ 13,775   $   6,250
   Funds held in escrow                             18,600      18,600
   Prepaid expenses                                  3,559       9,874
                                                  ---------  ---------
     Total current assets                           35,934      34,724
  Equipment, net                                   459,507     469,063
                                                  ---------  ---------
TOTAL ASSETS                                      $495,441   $ 503,787
                                                  =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Current liabilities
     Accounts payable                             $      -   $      18
     Current portion lease payable                  90,000      90,000
                                                  ---------  ---------
       Total current liabilities                    90,000      90,018

  Long term liabilities
     Due to Related Party                           28,825           -
     Lease payable                                 160,493     205,493
                                                  ---------  ---------
       Total long term liabilities                 189,318     205,493
                                                  ---------  ---------
   Total liabilities                               279,318     295,511
                                                  ---------  ---------

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
     shares authorized, 25,210,000, 25,210,000
     shares issued and outstanding as of
     6/30/2009 and 12/31/2008 respectively          25,210     25,210
   Additional paid-in capital                      169,724    169,724
   Non Controlling Interest                         40,000     40,000
   (Deficit) accumulated during
     development stage                             (18,811)   (26,658)
                                                  ---------  ---------
   Total stockholders' equity                      216,123    208,276
                                                  ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $495,441   $503,787
                                                  =========  =========

     The accompanying notes are an integral part of these statements

                         TROPICAL PC, INC. AND SUBSIDIARY
                          (a development stage company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                    For the three            For the six       September 22,
                    months ending           months ending           2004
                ----------------------  ---------------------- (Inception) to
                 June 30,    June 30,    June 30,    June 30,     June 30,
                   2009        2008        2009        2008         2009
                ----------  ----------  ----------  ----------  ------------
Revenue         $  43,362   $       -   $  50,418   $       -   $    98,489
                ----------  ----------  ----------  ----------  ------------

Expenses:

General and
 administrative     3,513       1,033       9,162       6,820        72,765
Repairs and
 maintenance        2,312           -      21,531           -        21,531
Depreciation        5,938         100      11,875         200        19,314
Fixed asset
 distributed to
 former
 shareholder            -           -           -           -         3,690
                ----------  ----------  ----------  ----------  ------------
Total expenses     11,763       1,133      42,568       7,020       117,300
                ----------  ----------  ----------  ----------  ------------

Net income
 (loss) before
 income taxes      31,599      (1,133)      7,850      (7,020)      (18,811)

Provision for
 income taxes           -           -           -           -             -
                ----------  ----------  ----------  ----------  ------------

Net income
  (loss)        $  31,599   $  (1,133)  $   7,850   $  (7,020)  $   (18,811)
                ==========  ==========  ==========  ==========  ============

Earnings (loss)
 per share-
 basic and
 fully diluted  $    0.01   $   (0.00)  $    0.00   $   (0.01)
                ==========  ==========  ==========  ==========

Weighted average
 number of common
 shares outstanding-
 basic and fully
 diluted        2,347,534     810,000   2,347,534     810,000
                ==========  ==========  ==========  ==========

  The accompany notes are an integral part of these financial statements.

                         TROPICAL PC, INC. AND SUBSIDIARY
                          (a development stage company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                             For the six       September 22,
                                            months ending           2004
                                        ---------------------- (Inception) to
                                         June 30,    June 30,     June 30,
                                           2009        2008         2009
                                        ----------  ----------  ------------
OPERATING ACTIVITIES:
  Net income (loss)                     $   7,850   $  (7,020)  $   (18,811)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
     Depreciation                          11,875         200        19,314
     Fixed asset distributed to
       former shareholder                       -           -         3,690
     Decrease (Increase) in prepaid
       expense                              6,313           -        (3,559)
     Increase (Decrease) in accounts
       payable                                (18)      6,754             -
                                        ----------  ----------  ------------
Net cash provided (used) by
 operating activities                      26,020         (66)          634
                                        ----------  ----------  ------------

INVESTING ACTIVITIES:
   Purchase of fixed asset                 (2,320)          -      (482,510)
                                        ----------  ----------  ------------
Net cash (used) by
 investing activities                      (2,320)          -      (482,510)
                                        ----------  ----------  ------------

FINANCING ACTIVITIES:
   Issuances of common stock                    -           -       182,733
   Non-controlling interest                     -           -        40,000
   Contributed capital                          -          70        12,200
   Lease payable                          (45,000)          -       250,493
   Due to: Related party                   28,825           -        28,825
                                        ----------  ----------  ------------
Net cash provided (used) by
 financing activities                     (16,175)         70       514,251
                                        ----------  ----------  ------------

NET INCREASE (DECREASE) IN CASH             7,525           4        32,375
CASH - BEGINNING OF PERIOD                 24,850       5,018             -
                                        ----------  ----------  ------------
CASH - END OF PERIOD                    $  32,375   $   5,022   $    32,375
                                        ==========  ==========  ============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                        $       -   $       -   $         -
   Income taxes paid                    $       -   $       -   $         -
   Non-cash transactions                $       -   $       -   $         -

  The accompanying notes are an integral part of these financial statements.

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


NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2009, the Company has recognized $98,489 in revenues and has accumulated operating losses of approximately $(18,811) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further develop the Company's services, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Further, the Company has an outstanding loan due to an officer in the amount of $28,825. This loan has no stated interest or fixed terms of repayment. The total loans payable to officers are $28,825 at June 30, 2009.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended December 31, 2008.

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

Currently, we sell our services mainly through word of mouth. We are looking at expanding the marketing of our services through a wide variety of marketing techniques including websites, seminars and videos, to familiarize prospective customers with our yachting services.

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

Results of Operations
---------------------

During the six months ended June 30, 2009, the Company had a net income of $7,850 or $0.00 per share, versus a net loss of $(7,020) or $(0.01) per share for the same period last year. During the three months ended June 30, 2009, the Company had a net income of $31,599 or $0.01 per share, versus a net loss of $(1,133) or $(0.00) per share for the same period last year. For the six months ended June 30, 2009, the Company experienced general and administrative expenses of $9,162, primarily accounting and legal fees, repairs and maintenance expenses of $21,531, and depreciation expenses of $11,875. For the three months ended June 30, 2009, the Company experienced general and administrative expenses of $3,513, for repairs and maintenance expenses of $2,312, and depreciation expenses of $5,938. Since the Company's inception on September 22, 2004, the Company has experienced a net loss of $(18,811).

Revenues
--------

During the six month period ended June 30, 2009, the Company recognized revenues of $50,418, as compared with no revenues for the same period last year, when the Company was inactive. During the three month period ended June 30, 2009, the Company recognized revenues of $43,362, as compared with
no revenues for the same period last year.   Since inception on September 22,
2004, the Company had revenues of $98,489.

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


Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(18,811) since its inception on September 22, 2004 through the period ended June 30, 2009. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation
----------------------------------------------------------------------------

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


Significant changes in the number of employees
----------------------------------------------

As of June 30, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business.

The balance sheet as of June 30, 2009 reflects cash of $13,775, and an additional $18,600 cash held in an escrow account, prepaid expenses of $3,559 for total current assets of $35,934. Total current liabilities are $90,000. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Management believes it has sufficient funds to remain operational for the next twelve months.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended June 30, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

New Accounting Standards
------------------------

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.

Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities ? an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and the aforementioned material weakness was identified by our President in connection with the review of our financial statements as of March 31, 2009.

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


Item 1A -- Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2008 and the discussion in
Item 1, above, under "Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

On August 12, 2009, the Company's Board of Directors dismissed Moore & Associates, Chartered and engaged Seale and Beers, CPAs as its independent registered accounting firm. An 8-K announcing this change was filed with the U. S. Securities and Exchange Commission on August 14, 2009. For the most recent fiscal period through to its dismissal on August 12, 2009, there have been no disagreements between the Company and Moore & Associates, Chtd. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Moore & Associates, Chtd. would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

Item 6 -- Exhibits

                                                 Incorporated by reference
                                                 -------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,           10-Q           3.1   11/21/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                               10-Q           3.1   11/21/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.3       Articles of Merger, by                8-K           3.3   12/22/2006
           and between Tropical PC, Inc.
           and DEZ, Inc. dated
           December 11, 2006.
-------------------------------------------------------------------------------
10.1       Capital Lease Agreement dated         8-K          10.1   12/09/2008
           December 8, 2008
-------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
32.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

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


Dated:  August 18, 2009
        ---------------