Form 10-Q
period 2009-09-30
Tropical PC, Inc.
filed 2010-03-31
CIK 1372200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

As of March 30, 2010, the registrant's outstanding common stock consisted of 25,210,000 shares, $0.001 Par Value. Authorized - 75,000,000 common voting shares.

                              Table of Contents
                              Tropical PC, Inc.
                              Index to Form 10-Q
                For the Quarterly Period Ended September 30, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of September 30, 2009 and
     December 31, 2008 (Restated)                                         3

   Consolidated Statements of Operations for the three and nine months
     ended September 30, 2009 and 2008                                    4

   Consolidated Statements of Cash Flows for the nine months
    ended September 30, 2009 and 2008                                     6

   Notes to Financial Statements                                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      20

Item 4T.  Controls and Procedures                                        21

Part II  Other Information

Item 1.  Legal Proceedings                                               24

Item 1A.  Risk Factors                                                   24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     24

Item 3 -- Defaults Upon Senior Securities                                24

Item 4 -- Submission of Matters to a Vote of Security Holders            24

Item 5 -- Other Information                                              24

Item 6.  Exhibits                                                        25

Signatures                                                               26


Part I.  Financial Information

Item 1.  Financial Statements

                         TROPICAL PC, INC. AND SUBSIDIARY
                          (a development stage company)
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                              December 31,
                                                September 30,     2008
                                                    2009       (restated)
                                                  ---------    ---------
ASSETS
Current Assets:
   Cash                                           $ 18,204     $   6,250
   Funds held in escrow                             18,275        18,600
   Prepaid expenses                                  1,413         9,874
                                                  ---------    ---------
     Total current assets                           37,892        34,724
  Equipment, net                                   453,570       469,063
                                                  ---------    ---------
TOTAL ASSETS                                      $491,462     $ 503,787
                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Current liabilities
     Accounts payable                             $    762     $      18
     Accrued interest payable-related party          3,809           912
     Current portion lease payable - related party  90,000        90,000
                                                  ---------    ---------
       Total current liabilities                    94,571        90,930

  Long term liabilities
     Due to Related Party                           20,000             -
     Lease payable - related party                 137,993       205,493
     Convertible debt, net of discount of
       $26,886 and $36,858, respectively            13,114         3,142
                                                  ---------    ---------
       Total long term liabilities                 171,107       208,635
                                                  ---------    ---------
   Total liabilities                               265,678       299,565
                                                  ---------    ---------

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
     shares authorized, 25,210,000, 25,210,000
     shares issued and outstanding as of
     9/30/2009 and 12/31/2008, respectively         25,210       25,210
   Additional paid-in capital                      209,724      209,724
   Earnings (Deficit) accumulated during
     development stage                              (9,150)     (30,712)
                                                  ---------    ---------
   Total stockholders' equity                      225,784      204,222
                                                  ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $491,462     $503,787
                                                  =========    =========

     The accompanying notes are an integral part of these statements

                         TROPICAL PC, INC. AND SUBSIDIARY
                          (a development stage company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                    For the three           For the nine       September 22,
                    months ending           months ending           2004
                ----------------------  ---------------------- (Inception) to
                 Sep. 30,    Sep. 30,    Sep. 30,    Sep. 30,     Sep. 30,
                   2009        2008        2009        2008         2009
                ----------  ----------  ----------  ----------  ------------
Revenue         $  41,667   $       -   $  92,085   $       -   $   140,156
                ----------  ----------  ----------  ----------  ------------

Expenses:

General and
 administrative     5,137       5,022      14,299      10,842        77,902
Repairs and
 maintenance        4,008           -      25,539           -        25,539
Depreciation        5,938         100      17,813         300        25,252
Fixed asset
 distributed to
 former
 shareholder            -           -           -           -         3,690
                ----------  ----------  ----------  ----------  ------------
Total expenses     15,083       5,122      57,651      11,142       132,383
                ----------  ----------  ----------  ----------  ------------

Operating income
 (loss)            26,584      (5,122)     34,434     (11,142)        7,773

Interest expense-
 related party      4,337           -      12,869           -        16,923
                ----------  ----------  ----------  ----------  ------------

Income (loss)
  before income
  taxes            22,247      (5,122)     21,565     (11,142)       (9,150)

Provision for
 income taxes           -           -           -           -             -
                ----------  ----------  ----------  ----------  ------------

Net income
  (loss)        $  22,247   $  (5,122)  $  21,565   $ (11,142)  $    (9,150)
                ==========  ==========  ==========  ==========  ============

Earnings (loss)
 per share-
 basic          $    0.01   $   (0.00)  $    0.01   $   (0.00)
                ==========  ==========  ==========  ==========

Earnings (loss)
 Per share-
 fully diluted  $    0.00               $    0.00
                ==========              ==========

   The accompanying notes are an integral part of these financial statements.



                         TROPICAL PC, INC. AND SUBSIDIARY
                          (a development stage company)
                 Consolidated Statements of Operations (continued)
                                   (Unaudited)



Weighted average
 number of common
 shares outstanding-
 basic          25,210,000     810,000  25,210,000     810,000
                ==========  ==========  ==========  ==========

Weighted average
Number of common
Shares outstanding-
Fully diluted   12,347,524              12,347,534
                ==========              ==========





































  The accompanying notes are an integral part to these financial statements.

                     TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
                    Consolidated Statement of Cash Flows
                                 (Unaudited)

                                            For the nine       September 22,
                                            months ending           2004
                                        ---------------------- (Inception) to
                                         Sep. 30,    Sep. 30,     Sep. 30,
                                           2009        2008         2009
                                        ----------  ----------  ------------
OPERATING ACTIVITIES:
  Net income (loss)                     $  21,565   $ (11,142)  $    (9,150)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
     Accretion of discount on
       Convertible debt                     9,973           -        13,114
     Depreciation                          17,813         300        25,252
     Fixed asset distributed to
       former shareholder                       -           -         3,690
     Decrease (Increase) in prepaid
       expense                              8,458           -        (3,559)
     Increase (Decrease) in accounts
       payable                                744       5,820           762
     Increase (Decrease) in accrued
       interest payable                     2,896           -         3,809
                                        ----------  ----------  ------------
Net cash provided (used) by
 operating activities                      61,449      (5,022)       33,918
                                        ----------  ----------  ------------

INVESTING ACTIVITIES:
   Purchase of fixed asset                 (2,320)          -      (482,510)
                                        ----------  ----------  ------------
Net cash (used) by
 investing activities                      (2,320)          -      (482,510)
                                        ----------  ----------  ------------

FINANCING ACTIVITIES:
   Issuances of common stock                    -           -       182,733
   Issuance of convertible debt                 -           -        40,000
   Contributed capital                          -           -        12,200
   Lease payable                          (67,500)          -       230,138
   Due to related party                    20,000           -        20,000
                                        ----------  ----------  ------------
Net cash provided (used) by
 financing activities                     (47,500)          -       485,071
                                        ----------  ----------  ------------

NET INCREASE (DECREASE) IN CASH            11,629      (5,022)       36,479
CASH - BEGINNING OF PERIOD                 24,850       5,022             -
                                        ----------  ----------  ------------
CASH - END OF PERIOD                    $  36,479   $       -   $    36,479
                                        ==========  ==========  ============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                        $       -   $       -   $         -
   Income taxes paid                    $       -   $       -   $         -
   Non-cash transactions                $       -   $       -   $         -

  The accompanying notes are an integral part of these financial statements.

                     TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
            Notes to Unaudited Consolidated Financial Statements


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


Note 2 - Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2009, the Company has recognized $140,156 in revenues and has accumulated operating deficit of approximately $9,150 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further develop the Company's services, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                     TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
            Notes to Unaudited Consolidated Financial Statements


NOTE 3 - Restatement and Correction of Error and Adoption of Accounting Standards Codification, Subtopic 480-10-25-11

An error was discovered in the December 31, 2008 financial statements, whereby convertible preferred stock issued on October 7, 2008 was incorrectly presented as Non-controlling Interest in the financial statements.
Accounting Standards Codification ("ASC"), Subtopic 480-10-25-11 states that all obligations that permit the holder to require the issuer to transfer assets result in liabilities, regardless of whether the settlement alternatives have the potential to differ. Accordingly, the preferred shares should be recorded as convertible debt and not Non-controlling Interest.

The Company adopted the guidance of ASC 480, Distinguishing Liabilities from Equity, effective January 1, 2009, and retroactive application to all periods presented is required. Upon adoption, the Company recorded a cumulative debt discount of $40,000 with an offsetting increase to
stockholders' equity.   The debt discount is being amortized to interest
expense over the term of the convertible debt, which resulted in $3,142 in interest expense being recorded as of December 31, 2008. In accordance with Subtopic 480-10-24-11, the Company is restating its December 31, 2008 financial statements.


Note 4 - Related party transactions

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

Further, the Company has an outstanding loan due to an officer in the amount of $28,825. This loan has no stated interest or fixed terms of repayment. The total loans payable to officers are $20,000 at September 30, 2009.

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


Note 4 - Related party transactions (Continued)

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


Note 5 - Convertible debt

On October 7, 2008, Armenian Development Corporation purchased 40,000 shares of 8.5% cumulative preferred stock at a purchase price of $1.00 per share. The preferred stock has a liquidation preference of $1.00 per share plus all cumulative dividends. At the earlier of a public offering of the Company's stock or the three year anniversary date of the initial issue, the preferred stock will convert into 10,000,000 shares of common stock at a ratio of 250 common shares for one share of preferred stock, unless the holder or assignee of the preferred shares exercises an option to convert each preferred share into cash at $1.30 per share plus all unpaid cumulative dividends.

ASC 480-10-25-11 states that all obligations that permit the holder to require the issuer to transfer assets result in liabilities, regardless of whether the settlement alternatives have the potential to differ.
Accordingly, the Company has recorded the convertible preferred shares as convertible debt.

                     TROPICAL PC, INC. AND SUBSIDIARY
                       (a development stage company)
            Notes to Unaudited Consolidated Financial Statements

Note 5 - Convertible debt (Continued)

As discussed in Note 3, Correction of Error and Adoption of Accounting Standards Codification Subtopic 480-10-25-11, the carrying value of the Company's 8.5% Convertible Preferred Stock was impacted for all periods presented. As a result of the adoption of ASC 480-10-25-11, the Company is amortizing the debt discount of $40,000 over the term of the debt.

                                               September 30, 2009
                                    -----------------------------------------
                                                               Unamortized

                                   Face Value  Debt Discount  Carrying Value
                                   ----------  -------------  --------------
8.5% Convertible debt                $40,000     $(26,886)        $13,114
                                   ==========  =============  ==============


                                              December 31, 2008
                                   -----------------------------------------
                                                Unamortized
                                   Face Value  Debt Discount  Carrying Value
                                   ----------  -------------  --------------
8.5% Convertible debt                $40,000     $(36,858)        $3,142
                                   ==========  =============  ==============

Note 6 - Concentration of Credit Risk

Cash Balances
-------------
The Company maintains its cash in financial institutions in the United States. Balances maintained in the United States are insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage was temporary and remained in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.

Note 7 - Subsequent Events

None. The Company has evaluated subsequent events through March 29, 2010, the date which the financial statements were available to be issued.

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

Results of Operations
---------------------

During the nine months ended September 30, 2009, the Company had a net income of $21,565 or $0.01 per share, versus a net loss of $(11,142) or $(0.00) per share for the same period last year. During the three months ended
September 30, 2009, the Company had a net income of $22,247 or $0.01 per share, versus a net loss of $(5,122) or $(0.00) per share for the same period last year. For the nine months ended September 30, 2009, the Company experienced general and administrative expenses of $14,299, primarily accounting and legal fees, repairs and maintenance expenses of $25,539, and depreciation expenses of $17,813. For the three months ended September 30, 2009, the Company experienced general and administrative expenses of $5,137, for repairs and maintenance expenses of $4,008, and depreciation expenses of $5,938. Since the Company's inception on September 22, 2004, the Company experienced a net loss of $9,150.

Revenues
--------

During the nine month period ended September 30, 2009, the Company recognized revenues of $92,085, as compared with no revenues for the same period last year, when the Company was inactive. During the three month period ended September 30, 2009, the Company recognized revenues of $41,667, as compared
with no revenues for the same period last year.   Since inception on
September 22, 2004, the Company had revenues of $140,156.

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

Going Concern
-------------

Going Concern - As of September 30, 2009, the Company has recognized $140,156 in revenues and has an accumulated deficit of approximately $9,150 since inception.

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


Significant changes in the number of employees
----------------------------------------------

As of September 30, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business.

The balance sheet as of September 30, 2009 reflects cash of $18,204, and an additional $18,275 cash held in an escrow account, prepaid expenses of $1,413 for total current assets of $37,892. Total current liabilities are $94,571. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Management believes it has sufficient funds to remain operational for the next twelve months.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended September 30, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

New Accounting Standards
------------------------

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of
Convertible Debt Issuance or Other Financing.  This Accounting
Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.

Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), "Amendments
to FASB Interpretation No. 46(R) ("SFAS 167").   SFAS 167 amends the
consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) "Not-for-Profit Entities: Mergers and Acquisitions - including an amendment of FASB Statement No. 142" ("SFAS 164"). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition. SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised
2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (ASC Topic 810) (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (ASC Topic 810)," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.


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


Dated:  March 30, 2010
        -----------------